Form 10-Q
period 2018-09-30
VACCINEX, INC.
filed 2018-11-13
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2018, the registrant had 11,475,749 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,258	$4,180
Marketable securities	16,121	—
Accounts receivable, net	403	117
Prepaid expenses and other current assets	1,555	677
Total current assets	29,337	4,974
Property and equipment, net	544	601
TOTAL ASSETS	$29,881	$5,575
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,276	$1,910
Accrued expenses	3,818	1,957
Deferred revenue	42	298
Total current liabilities	6,136	4,165
Convertible promissory notes to related party, net	—	2,813
Derivative liabilities	—	369
TOTAL LIABILITIES	6,136	7,347
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock (Series B, B-1, B-2, C, D), par value of $0.001 per share; zero and 66,317,000 shares authorized as of September 30, 2018 and December 31, 2017; zero shares issued and outstanding as of September 30, 2018; 53,089,959 shares issued and 53,089,796 shares outstanding as of December 31, 2017 with aggregate liquidation preference of $0 and $140,261 as of September, 2018 and December 31, 2017	—	111,718
Stockholders’ equity (deficit):
Convertible preferred stock (Series A), par value of $0.001 per share; zero and 5,702,450 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017 with aggregate liquidation preference of $0 and $7,684 as of September 30, 2018 and December 31, 2017	—	7,684
Common stock, par value of $0.0001 per share; 160,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 11,476,601 and 1,103,396 shares issued as of September 30, 2018 and December 31, 2017; 11,475,749 and 1,102,560 shares outstanding as of September 30, 2018 and December 31, 2017	1	—
Additional paid-in capital	208,110	54,123
Treasury stock, at cost; zero and 163 shares of redeemable convertible preferred stock as of September 30, 2018 and December 31, 2017, and 852 and 836 shares of common stock as of September 30, 2018 and December 31, 2017	(11)	(11)
Accumulated deficit	(208,318)	(187,249)
Total Vaccinex, Inc. stockholders’ deficit	(218)	(125,453)
Noncontrolling interests	23,963	11,963
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	23,745	(113,490)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,881	$5,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$198	$—	$530	$—
Costs and expenses:
Cost of revenue	246	—	732	—
Research and development	5,314	4,292	15,280	11,523
General and administrative	1,092	1,040	3,238	3,384
Total costs and expenses	6,652	5,332	19,250	14,907
Loss from operations	(6,454)	(5,332)	(18,720)	(14,907)
Change in fair value of derivative liabilities	31	157	369	(214)
Interest expense	(44)	(361)	(392)	(988)
Loss on extinguishment of related party convertible promissory note	(199)	—	(2,379)	—
Other income (expense), net	67	—	53	(23)
Loss before provision for income taxes	(6,599)	(5,536)	(21,069)	(16,132)
Provision for income taxes	—	—	—	—
Net loss	(6,599)	(5,536)	(21,069)	(16,132)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Vaccinex, Inc.	(6,599)	(5,536)	(21,069)	(16,132)
Cumulative dividends on redeemable convertible preferred stock	—	(809)	—	(2,401)
Net loss attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(6,599)	$(6,345)	$(21,069)	$(18,533)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.93)	$(5.75)	$(6.76)	$(16.82)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	7,078,715	1,102,520	3,116,695	1,101,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2016	48,694,355	$103,736	5,702,450	$7,684	1,101,359	$—	$53,789	163	836	$(11)	$(168,527)	$(107,065)	$—	$(107,065)
Stock-based compensation	—	—	—	—	—	—	249	—	—	—	—	249	—	249
Issuance of Series D redeemable convertible preferred stock, net of issuance cost of $18	4,395,604	7,982	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	2,037	—	15	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(16,132)	(16,132)	—	(16,132)
Balance as of September 30, 2017	53,089,959	$111,718	5,702,450	$7,684	1,103,396	$—	$54,053	163	836	$(11)	$(184,659)	$(122,933)	$—	$(122,933)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	53,089,959	$111,718	5,702,450	$7,684	1,103,396	$—	$54,123	163	836	$(11)	$(187,249)	$(125,453)	$11,963	$(113,490)
Initial public offering, net of issuance costs of $5,551	—	—	—	—	3,333,334	—	34,450	—	—	—	—	34,450	—	34,450
Conversion of redeemable convertible preferred stock (Series B, B-1, B-2, C, D) to common stock	(53,089,959)	(111,718)	—	—	6,468,933	1	111,717	(163)	16	—	—	111,718	—	111,718
Conversion of convertible preferred stock (Series A) to common stock	—	—	(5,702,450)	(7,684)	570,238	—	7,684	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—	—	—	—	—	—	—	12,000	12,000
Stock-based compensation	—	—	—	—	—	—	131	—	—	—	—	131	—	131
Exercise of stock options	—	—	—	—	700	—	5	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(21,069)	(21,069)	—	(21,069)
Balance as of September 30, 2018	—	$—	—	$—	11,476,601	$1	$208,110	—	852	$(11)	$(208,318)	$(218)	$23,963	$23,745

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,069)	$(16,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	166	152
Amortization of debt discount	308	886
Net amortization of premiums and discounts on marketable securities	(29)	—
Stock-based compensation	131	249
Change in fair value of derivative liabilities	(369)	214
Loss on extinguishment of related party convertible promissory note	2,379	—
Changes in operating assets and liabilities:
Accounts receivable	(286)	(13)
Prepaid expenses and other current assets	(878)	(456)
Accounts payable	323	60
Accrued expenses	1,861	(169)
Deferred revenue	(256)	69
Net cash used in operating activities	(17,719)	(15,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(16,092)	—
Purchase of property and equipment	(66)	(65)
Net cash used in investing activities	(16,158)	(65)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes to related parties, net of issuance cost	—	5,976
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	7,982
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	37,125	—
Payments of initial public offering costs	(2,675)	—
Proceeds from exercise of stock options	5	15
Repayment of convertible promissory note, related party	(5,500)	—
Proceeds from capital contribution	12,000	—
Net cash provided by financing activities	40,955	13,973
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,078	(1,232)
CASH AND CASH EQUIVALENTS–Beginning of period	4,180	1,661
CASH AND CASH EQUIVALENTS–End of period	$11,258	$429
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$275	$—
Purchase of property and equipment in accounts payable	$52	$—
Conversion of redeemable convertible preferred stock into common stock	$111,718	$—
Conversion of convertible preferred stock into common stock	$7,684	$—
Issuance of common stock	$1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	COMPANY AND NATURE OF BUSINESS

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

Initial Public Offering

In August 2018, the Company completed its initial public offering (the “IPO”) in which it issued and sold 3,333,334 shares of its common stock, $0.0001 par value, at a public offering price of $12.00 per share. The Company received net proceeds of $37.2 million after deducting underwriting discounts and commissions of $2.8 million, but before deducting offering expenses of $2.7 million. In addition, in connection with the IPO:

•	all shares of the Company’s then-outstanding convertible preferred stock were automatically converted and reclassified into 7,039,155 shares of its common stock, $0.0001 par value;
•	a 1-for-10 reverse stock split of the Company’s common stock was effected; and
•

the Company repaid a $1.5 million convertible promissory note issued in June 2016 (the “June 2016 Note”), held by a related party, Vaccinex (Rochester), L.L.C. (“Vaccinex LLC”), which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer and a member of its board of directors.

Liquidity

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $17.7 million and $15.1 million for the nine months ended September 30, 2018 and 2017, respectively, an accumulated deficit of $208.3 million and $187.2 million and stockholders’ equity of $23.7 million as of September 30, 2018 and stockholders’ deficit of $113.5 million as of December 31, 2017, respectively. The Company’s ability to continue as a going concern is at issue due to its historical net losses and negative cash flows from operations, and its need for additional financing to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company believes that its existing cash and cash equivalents and marketable securities balances of $11.3 million and $16.1 million as of September 30, 2018, respectively, are sufficient to provide liquidity to fund its operations through the 3rd quarter of 2019. Management is currently evaluating different strategies to obtain the required funding of future operations and growth.  These strategies may include, but are not limited to, additional funding from current or new investors, refinancing of existing debt obligations or obtaining additional debt financing, or a secondary public offering of the Company’s common stock. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the final prospectus related to the Company’s IPO (the “Prospectus”), which was filed with the SEC on August 10, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-226103). The accounting policies followed in the preparation of these consolidated condensed financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Prospectus, except for the Company’s accounting policy, as described below, for its recently purchased marketable securities.

Marketable Securities

Marketable securities consist of investments with original maturities greater than 90 days at their acquisition date.

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive loss, which is a separate component of stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other-than-temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Use of Estimates

These condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Such management estimates include those relating to assumptions used in the valuation of stock option awards, the valuation of derivative instruments, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Cash equivalents are deposited in interest-bearing money market accounts and short-term investments consist of highly liquid U.S. government treasury bills and notes. The Company deposits its cash with multiple financial institutions and cash balances may occasionally be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for any of the periods presented and therefore comprehensive loss did not differ from net loss.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. In addition, the FASB issued ASU Nos. 2016-08, 2016-10 and 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarification on the new guidance in ASC No. 606. ASU Nos. 2016-08, 2016-10 and 2016-12 are all effective beginning the same period as ASU No. 2014-09. The Company plans to adopt the new revenue standards using the modified retrospective method when they become effective for the Company, which is at the earlier of losing the emerging growth company status or the Company’s fiscal year beginning January 1, 2019. The Company is in the process of evaluating the effect that the new revenue standards will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the ASC No. 840, Leases. ASU No. 2016-02 requires lessees to recognize all leases, with exception of short-term leases, as lease liabilities on the balance sheet. Under ASU No. 2016-02, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. ASU No. 2016-02 also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for the Company at the earlier of losing the emerging growth company status or the Company’s fiscal year beginning January 1, 2020, and interim periods therein. Early adoption is permitted. This new standard will require the present value of these leases to be recorded in the condensed consolidated balance sheets as a right-of-use asset and lease liability. The Company will adopt the new standard with modified retrospective method for fiscal year effective January 1, 2020 and is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

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

3.	BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Leasehold improvements	$3,145	$3,140
Research equipment	3,102	2,998
Furniture and fixtures	350	350
Computer equipment	214	214
Property and equipment, gross	6,811	6,702
Less: accumulated depreciation and amortization	(6,267)	(6,101)
Property and equipment, net	$544	$601

Depreciation and amortization expense related to property and equipment was $54,000 for the three months ended September 30, 2018 and 2017, and $166,000 and $152,000 for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Accrued clinical trial cost	$3,260	$891
Accrued consulting and legal	287	239
Accrued payroll and related benefits	227	311
Accrued interest	—	192
Accrued other	44	324
Accrued expenses	$3,818	$1,957

4.	MARKETABLE SECURITIES

As of September 30, 2018, the fair value of available-for-sale marketable securities was as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$16,121	$—	$—	$16,121
	$16,121	$—	$—	$16,121

All of the Company’s available-for-sale marketable securities at September 30, 2018 are maturing in one year or less.

5.	FAIR VALUE OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,512	$1,512	$—	$—
U. S. Treasury securities	6,741	—	6,741	—
Marketable securities:
U. S. Treasury securities	16,121	—	16,121	—
Total Financial Assets	$24,374	$1,512	$22,862	$—

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,011	$1,011	$—	$—
Total Financial Assets	$1,011	$1,011	$—	$—
Financial Liabilities:
Derivative liability	$369	$—	$—	$369
Total Financial Liabilities	$369	$—	$—	$369

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the nine months ended September 30, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Derivative Liability
Balance – December 31, 2017	$369
Change in fair value	(369)
Balance – September 30, 2018	$—

Level 3 instruments consist of the Company’s embedded derivative liabilities related to conversion features within the outstanding convertible promissory notes as of December 31, 2017, and a free-standing derivative related to an option to purchase shares in a future equity financing as of December 31, 2017.

The fair value of the derivative liabilities was measured using a with-and-without valuation methodology. Inputs used to determine the estimated fair value of the derivative instruments include the probability estimates of potential settlement scenarios for the convertible promissory notes, a present value discount rate and an estimate of the expected timing of settlement. Certain unobservable inputs used in the fair value measurement of the derivative instruments associated with the convertible promissory notes are the scenario probabilities and the discount rate estimated at the valuation date. Generally, an increase or decrease in the discount rate would result in a directionally opposite impact to the fair value measurement of the derivative instruments. Also, changes in the probability scenarios would have varying impacts depending on the weighting of each specific scenario.

From the proceeds of the convertible promissory notes, a portion equal to the fair value of the derivative instruments was recognized as an additional debt discount and as derivative liabilities on the condensed consolidated balance sheet upon issuance of the respective convertible promissory notes. The derivative liabilities require periodic remeasurements to fair value while the derivative is outstanding and, accordingly, the Company recognized a gain of $31,000 and $157,000 from the remeasurement of the derivative liabilities associated with the convertible promissory notes for the three months ended September 30, 2018 and 2017, respectively, and a gain of $369,000 and a loss of $214,000 for the nine months ended September 30, 2018 and 2017, respectively, and presents such amounts in its condensed consolidated statements of operations and comprehensive loss as changes in fair value of derivative liabilities. As of September 30, 2018 the convertible promissory notes had been paid in full.

6.	LICENSE AND SERVICES AGREEMENT

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

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controls 90% and 96% of VX3’s voting interest as of September 30, 2018 and December 31, 2017, respectively. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

In February, May and June 2018, the Services Agreement was amended to allow VX3 to provide additional funding for future research and development activities to take place in the year ending December 31, 2018 and to repay an outstanding convertible note in the amount of $4.0 million (Note 8). No other terms of the Services Agreement were amended; therefore, the above assessment resulting in the Company being the primary beneficiary of the VX3 entity remained unchanged as of September 30, 2018.

For the nine months ended September 30, 2018, the Company recorded the gross proceeds of $12.0 million, received from VX3 as capital contributions from noncontrolling interests on the condensed consolidated financial statements.

7.	COLLABORATION AGREEMENTS

Merck Sharp & Dohme Corp.

In September 2017, the Company entered into a research agreement with Merck Sharp & Dohme Corp. (“Merck”) to test vaccinia strain Modified Vaccinia Ankara. Under the research agreement, the Company designed genetic sequence for all constructs listed in the agreement and conducted research in accordance with the research protocol and a mutually agreed scope of work outlined in the agreement. Merck supplied the Company sufficient samples of the antibodies to carry out the research and has sole ownership of all right, title, interest and copy rights of the research results. The Company received quarterly service payments in the amount of $138,000 under the research agreement, of which $69,000 was recognized as service revenue for the nine months ended September 30, 2018. Deferred revenue as of December 31, 2017 totaled $69,000. The research agreement expired in June 2018.

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

Under the agreement, Surface will pay an upfront technology access fee of $250,000 and milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface will make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface will reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. During the year ended December 31, 2017, the Company received the upfront technology access fee of $250,000, of which $63,000 and $188,000 was recognized as revenue from the amortization of this upfront fee for the three months and nine months ended September 30, 2018, respectively. The remaining $42,000 is reported as deferred revenue as of September 30, 2018. The Company also received $66,000 and $199,000 service fee payments for work conducted under the agreement, for the three months and nine months ended September 30, 2018, respectively. This agreement will expire upon the expiration of both research programs and all evaluation and testing periods.

Heptares Therapeutics, Ltd.

In June 2018, the Company entered into a three-month research service agreement with Heptares Therapeutics, Ltd. (“Heptares”) to provide research services to Heptares. Under the agreement, Heptares will provide the Company compounds, materials or samples, and the Company will perform feasibility services to allow Heptares to evaluate the feasibility of the Company’s technology. The Company received a payment of $69,000 from Heptares under the research agreement which was recognized as service revenue for the three months ended September 30, 2018.

8.	CONVERTIBLE PROMISSORY NOTES

The following table sets forth a summary of the outstanding convertible promissory notes (in thousands):

As of December 31, 2017
June 2016 Note	$1,500
Unamortized debt discount	(316)
Net June 2016 Note	1,184
January 2017 Notes	4,000
Unamortized debt discount	(2,371)
Net January 2017 Notes	1,629
Total convertible promissory notes, related parties	$2,813

As of September 30, 2018, the Company did not have any convertible promissory notes outstanding. See “Conversion and Repayment of Convertible Promissory Notes” below.

June 2016 Note

The June 2016 Note accrued interest at a compounded annual rate of 8% and had a maturity date three years from issuance, if not converted before then. Upon the occurrence of a default event, such as payment or performance defaults, bankruptcy, change in control (if elected to be treated as such by the lenders), or other violation, the interest rate would increase to a compounded annual rate of 12% until such time the default is cured. Upon maturity, the holder of these convertible promissory notes was to be repaid the outstanding principal plus all accrued interest. The Company also had the ability to prepay the convertible promissory notes, plus accrued interest, without penalty. The debt issuance costs for these convertible promissory notes were not material.

The June 2016 Note, together with accrued interest, was convertible (i) automatically upon a future qualifying financing event, which includes the sale of shares in a future preferred stock financing with gross proceeds of at least $5.0 million or the issuance of shares of common stock in an IPO, (ii) upon a change of control (unless the lenders elect to treat such event as a default), or (iii) upon a future non-qualifying financing event at the election of the lenders. Upon a future qualifying financing event, the outstanding principal, together with accrued interest, would convert into shares of the newly issued securities at 85% of the price paid in the financing. However, a closing of the sale of the Company’s convertible preferred stock with minimum gross proceeds of $5.0 million within 90 days of the effective date of the related convertible promissory notes was not considered a qualifying financing event, and the outstanding principal, together with accrued interest, would convert into shares of the newly issued securities at 100% of the price paid in financing. Upon the election to convert the convertible promissory notes in the event of a change of control, the outstanding principal, together with accrued interest, would convert based on the conversion price of the Series C redeemable convertible preferred stock, which was $18.20 per share as of December 31, 2017. Upon the election to convert the convertible promissory notes in the event of a non-qualifying financing event, the outstanding principal, together with accrued interest, would convert based on the lowest price per share paid for in the financing. The June 2016 Note was paid in full on August 17, 2018. See “Conversion and Repayment of Convertible Promissory Notes” below.

January 2017 Notes

In January 2017, the Company entered into a convertible promissory note agreement whereby it agreed to issue, in the aggregate, $10.0 million of convertible promissory notes to a related party (the “January 2017 Notes”). The $4.0 million of the January 2017 Notes issued in January 2017 did not accrue interest, but the other $6.0 million of the January 2017 Notes issued in April, August and October 2017 accrued interest at an annual rate of 2%. The January 2017 Notes had a maturity date three years from issuance. Upon maturity, the holder of these convertible promissory notes was to be repaid the outstanding principal plus all accrued interest. The Company was also authorized to prepay the January 2017 Notes, plus accrued interest, without penalty. The debt issuance costs for these convertible promissory notes were not material. Of the January 2017 Notes, $6.0 million were paid in 2017 and the balance was paid in full on March 8, 2018. See “Conversion and Repayment of Convertible Promissory Notes” below.

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

From the proceeds of the convertible promissory notes, the portion equal to the fair value of the embedded derivative liabilities and the option derivative at the time of each respective issuance was recognized as a debt discount to be amortized to interest expense over the term of the related convertible promissory notes. The Company recognized interest expense of $17,000 and $324,000 for the amortization of the debt discounts during the three months ended September 30, 2018 and 2017, respectively, and $308,000 and $886,000 during the nine months ended September 30, 2018 and 2017, respectively.

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

Of the January 2017 Notes, $2.0 million issued in April 2017 was repaid along with accrued interest in May 2017, $4.0 million issued in August and October 2017 was repaid along with accrued interest in November 2017 and $4.0 million issued in January 2017 was repaid in March 2018. The option arrangement associated with the January 2017 Notes was also waived upon the repayment of the January 2017 Notes. As a result of this repayment, the related $0.3 million derivative liabilities associated with the conversion feature and the option arrangement were written off and the $2.2 million unamortized debt discount was recognized as a loss on extinguishment of related party convertible promissory note in the condensed consolidated statements of operations in the nine months ended September 30, 2018.

The June 2016 Note was repaid along with accrued interest in August 2018. As a result of this repayment, the related $31,000 derivative liability associated with the conversion feature and the option arrangement were written off and the $199,000 unamortized debt discount was recognized as a loss on extinguishment of related party convertible promissory note in the condensed consolidated statements of operations in the three months ended September 30, 2018.

As of December 31, 2017, the Company was in compliance with all financial covenants in the convertible promissory notes.

9.	COMMITMENTS AND CONTINGENCIES

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

Operating Lease

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. Following entry into a lease extension agreement in July 2018, the lease agreement requires monthly rental payments of $14,000 through October 31, 2020. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility.

As of September 30, 2018, the future minimum payments for the operating lease is $350,000.

Rent expense incurred under the operating lease was $42,000 for the three months ended September 30, 2017 and 2018, and $126,000 for the nine months ended September 30, 2017 and 2018.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings.

10.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of September 30, 2018	As of December 31, 2017
Conversion of outstanding preferred stock	—	7,039,155
Shares underlying outstanding stock options	403,686	420,956
Shares available for future stock option grants	425,000	19,034
Exchange of Vaccinex Products, LP units	1,202,566	1,202,566
Conversion of VX3 units	1,318,797	659,400
Total shares of common stock reserved	3,350,049	9,341,111

11.	STOCK-BASED COMPENSATION

Employee Equity Plans

In 2011, the Company adopted the 2011 Employee Equity Plan (the “2011 Plan”) for the purpose of granting stock, stock option, and stock appreciation rights awards to employees, advisors and consultants. Stock options granted under the 2011 Plan may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees, advisors and consultants at exercise prices of no less than the fair value of the common stock on the grant date. If at the time of grant, the optionee owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Non-statutory stock options may be granted to employees, advisors and consultants at exercise prices of less than the fair market value of a share of common stock on the date the non-statutory stock option is granted but shall under no circumstances be less than adequate consideration as determined by the board of directors for such a share. Vesting period of stock option grants is determined by the board of directors, ranging from zero to eight years. Stock options granted under the 2011 Plan expire in five or ten years from the date of grant. Additionally, in August 2018, the Company adopted its 2018 Omnibus Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 425,000 shares of common stock were reserved for future issuance to employees, directors, and consultants. The Company will not make any further grants under the 2011 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	420,956	$9.20	7.4	$5,021
Granted	28,000	13.60
Exercised	(700)	7.10
Canceled	(44,570)	7.10
Balance as of September 30, 2018	403,686	$9.71	6.7	$4,598
Exercisable as of September 30, 2018	357,014	$9.49	6.5	$4,146

The weighted-average grant date fair value of stock options granted to employees for the nine months ended September 30, 2018 and 2017 was $15.63 and $9.00 per share, respectively. The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2018 and 2017 was $188,000 and $176,000, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2018 and December 31, 2017. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date. The intrinsic value of stock options exercised was $11,000 and $13,000 during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, total unrecognized compensation cost related to stock options granted to employees was $471,000 and $216,000, respectively, which is expected to be recognized over a weighted-average period of 3.1 and 1.9 years, respectively.

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

Fair Value of Common Stock

Prior to the IPO, the fair value of the common stock underlying the stock options was determined by the Company’s board of directors, with input from management and third-party valuations. Subsequent to the IPO, the fair value of the Company’s common stock was based on its publicly traded price per share.

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

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	2.6%	2.0%
Expected dividend yield	—%	—%

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$16	$14	$50	$40
General and administrative	27	175	81	209
Total stock-based compensation expense	$43	$189	$131	$249

12.	INCOME TAXES

No provision for income taxes was recorded in the three and nine months ended September 30, 2018 and 2017. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2018 and December 31, 2017.

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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. Specifically, the Company revalued its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35% to 21%. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the income tax effects of the Tax Act may differ due to, among other things, additional analysis, changes in interpretations, and additional regulatory guidance that may be issued as a result of the Tax Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018. The Company has recorded a reduction of deferred income tax assets of $20.7 million in the year ended December 31, 2017 related to the remeasurement of our net deferred tax assets to reflect the U.S. federal corporate income tax rate reduction to 21%, which was fully offset by a change to the Company’s valuation allowance. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2018 and December 31, 2017, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,599)	$(5,536)	$(21,069)	$(16,132)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Vaccinex, Inc.	(6,599)	(5,536)	(21,069)	(16,132)
Cumulative dividends on preferred stock	—	(809)	—	(2,401)
Net loss attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(6,599)	$(6,345)	$(21,069)	$(18,533)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.93)	$(5.75)	$(6.76)	$(16.82)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	7,078,715	1,102,520	3,116,695	1,101,723

The following weighted-average common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Preferred stock (if converted)	—	7,020,044	—	6,771,176
Options to purchase common stock	403,686	408,782	412,934	406,596
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,202,566	1,202,566	1,202,566	1,202,566
Contingently issuable common stock upon exchange of VX3 units	1,318,797	—	1,103,825	—

14.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of September 30, 2018 and December 31, 2017, all long-lived assets are located in the United States.

15.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through September 30, 2018 and December 31, 2017, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

16.	RELATED PARTY TRANSACTIONS

As discussed in Note 9, the Company also leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $126,000 for each of the nine months ended September 30, 2018 and 2017.

The Company issued $1.5 million convertible promissory note to Vaccinex LLC during the year ended December 31, 2016. Vaccinex LLC is majority owned and controlled by the Company’s Chief Executive Officer. The loan balance was repaid in full on August 17, 2018.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. For the three months ended September 30, 2018 and 2017, we reported a net loss of $6.6 million and $5.5 million, respectively, and $21.1 million and $16.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents and marketable securities of $27.4 million and $4.2 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. Our recurring net losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm has noted this in the opinion they issued on our consolidated financial statements for the year ended December 31, 2017. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the three and nine months ended September 30, 2018 and 2017, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology, Inc. (“Surface”), Merck Sharp & Dohme Corp. (“Merck”) and Heptares Therapeutics, Ltd. (“Heptares”).

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$3,953	74%	$2,843	66%	$11,057	71%	$7,128	62%
Wages, benefits, and related costs	754	14%	903	21%	2,294	15%	2,783	24%
Preclinical supplies and equipment depreciation	447	8%	370	9%	1,403	10%	1,123	10%
Consulting, non-clinical trial services, and other	126	3%	146	3%	388	3%	400	3%
Other	34	1%	30	1%	138	1%	89	1%
Total research and development expenses	$5,314		$4,292		$15,280		$11,523

Our current research and development activities primarily relate to the clinical development of the following programs:

•

Non-Small Cell Lung Cancer (NSCLC). In the our CLASSICAL study, which is evaluating pepinemab in combination with avelumab in NSCLC, the dose escalation phase of the trial is complete, and we have identified the intended Phase 2 dose for the dose expansion phase. We plan to enroll 28 patients in each of two cohorts: one in which patients are immunotherapy naïve and one with patients whose tumors have progressed during or following an initial treatment with anti-PD1/PD-L1. Data from this trial is expected in the second half of 2019.

•

Huntington’s Disease. Our SIGNAL trial evaluating pepinemab for the treatment of Huntington’s Disease remains on-track to complete enrollment of 258 patients in Cohort B by the end of 2018. We expect data from this study in the second half of 2020.

•	In addition, pepinemab is also being evaluated in multiple investigator-sponsored trials (ISTs) for additional cancer indications:
o

Melanoma - The UCLA School of Medicine, in collaboration with Bristol-Myers Squibb, is evaluating pepinemab in combination with the checkpoint inhibitors nivolumab and ipilumumab in two cohorts of patients with advanced melanoma.

o	Osteosarcoma - The National Cancer Institute’s Children’s Oncology Group is evaluating pepinemab for the treatment of osteosarcoma.
o

Other - Multiple “Window of Opportunity” trials are being conducted by the Winship Cancer Institute of Emory University to evaluate pepinemab in combination with immunotherapies in colorectal, pancreatic, head and neck cancer and melanoma.

As a result of our current research and development activities the following milestones are anticipated:

•	Second quarter of 2019 – Expected release of initial report of open label combination study of VX15 (pepinemab) with avelumab in NSCLC
•	Fourth quarter of 2019 – Estimated primary completion date of combination study in NSCLC
•	First half of 2019 – Anticipated publication of SIGNAL Cohort A data in Huntington’s Disease
•	Second half of 2020 – Expected topline data from Cohort B of ongoing SIGNAL trial of pepinemab in Huntington’s Disease

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$198	$—	$530	$—
Costs and expenses:
Cost of revenue	246	—	732	—
Research and development	5,314	4,292	15,280	11,523
General and administrative	1,092	1,040	3,238	3,384
Total costs and expenses	6,652	5,332	19,250	14,907
Loss from operations	(6,454)	(5,332)	(18,720)	(14,907)
Change in fair value of derivative liabilities	31	157	369	(214)
Interest expense	(44)	(361)	(392)	(988)
Loss on extinguishment of related party convertible promissory note	(199)	—	(2,379)	—
Other income (expense), net	67	—	53	(23)
Loss before provision for income taxes	(6,599)	(5,536)	(21,069)	(16,132)
Provision for income taxes	—	—	—	—
Net loss	(6,599)	(5,536)	(21,069)	(16,132)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Vaccinex, Inc.	$(6,599)	$(5,536)	$(21,069)	$(16,132)

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue and Cost of Revenue

The $0.2 million service revenue and $0.2 million cost of revenue during the three months ended September 30, 2018 was primarily due to recognition of deferred revenue and cost incurred for our collaboration agreements entered in 2017. There was no service revenue or cost of revenue during the three months ended September 30, 2017.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Research and development	$5,314	$4,292	$1,022	24%
General and administrative	1,092	1,040	52	5%
Total operating expenses	$6,406	$5,332	$1,074	20%

Research and Development. Research and development expenses in the three months ended September 30, 2018 increased by $1.0 million, or 24%, compared to the three months ended September 30, 2017. This increase was attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the three months ended September 30, 2018 was consistent with the three months ended September 30, 2017.

Change in fair value of derivative liabilities

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Change in fair value of derivative liabilities	$31	$157	$(126)	(80)%

Change in fair value of derivative liabilities in the three months ended September 30, 2018 decreased $0.1 million, or 80%, compared to the three months ended September 30, 2017, as a result of the repayment of the $10.0 million of convertible promissory notes to a related party (the “January 2017 Notes”) and the $1.5 million convertible promissory note issued in June 2016 (the “June 2016 Note”) to a related party, Vaccinex (Rochester), L.L.C., during the nine months ended September 30, 2018.

Interest Expense

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Interest expense	$(44)	$(361)	$(317)	(88)%

In January 2017, the Company entered into a convertible promissory note and agreement whereby it agreed to issue the January 2017 Notes. Interest expense in the three months ended September 30, 2018 decreased $0.3 million, or 88%, compared to the three months ended September 30, 2017, as a result of the repayment of the January 2017 Notes in March 2018 and the June 2016 Note in August 2018.

Comparison of the Nine Months ended September 30, 2018 and 2017

Revenue and Cost of Revenue

The $0.5 million service revenue and $0.7 million cost of revenue during the nine months ended September 30, 2018 was primarily due to recognition of deferred revenue and cost incurred for our collaboration agreements entered in December 31, 2017. There was no service revenue or cost of revenue during the nine months ended September 30, 2017.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Research and development	$15,280	$11,523	3,757	33%
General and administrative	3,238	3,384	(146)	(4)%
Total operating expenses	$18,518	$14,907	$3,611	24%

Research and Development. Research and development expenses in the nine months ended September 30, 2018 increased by $3.8 million, or 33%, compared to the nine months ended September 30, 2017. This increase was attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the nine months ended September 30, 2018 decreased by $0.1 million, or 4%, compared to the nine months ended September 30, 2017. This decrease was primarily attributable to $0.2 million decrease in payroll related cost as a result of decrease in headcount and decreased legal fees as a result of decreased IP related applications and activities.

Change in Fair Value of Derivative Liabilities

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Change in fair value of derivative liabilities	$369	$(214)	$583	272%

Change in fair value of derivative liabilities in the nine months ended September 30, 2018 changed by $0.6 million, or 272%, compared to the nine months ended September 30, 2017. The change was primarily due to a decrease of $0.4 million in the fair value of derivative liabilities during the nine months ended September 30, 2018 associated with the repayment of the January 2017 Notes and the waiving of the option arrangement in March 2018, repayment of the June 2016 Note in August 2018, and an increase of $0.2 million in the fair value of derivative liabilities during the nine months ended September 30, 2017 as a result of increased conversion probability of the convertible promissory notes.

Interest Expense

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Interest expense	$(392)	$(988)	$(596)	(60)%

Interest expense in the nine months ended September 30, 2018 decreased $0.6 million, or 60%, compared to the nine months ended September 30, 2017 as a result of the repayment of the January 2017 Notes in March 2018 and the June 2016 Note in August 2018.

Loss on extinguishment of related party convertible promissory notes

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Loss on extinguishment of related party convertible promissory note	$(2,379)	$—	$(2,379)	(100)%

The $2.4 million loss on extinguishment of related party convertible promissory notes in the nine months ended September 30, 2018 is associated with the write-off of the unamortized debt discount of the January 2017 Notes and June 2016 Note upon the repayment of such notes during the nine months ended September 30, 2018.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have financed our operations principally through private placements of our preferred stock, issuances of convertible promissory notes and other promissory notes and funding from collaboration agreements with our variable interest entities. Through September 30, 2018, we have received net proceeds of $87.1 million from the issuance of shares of our preferred stock, $39.0 million from issuance of convertible promissory notes and $72.1 million from our variable interest entities.

In August 2018, we completed an initial public offering (“IPO”) of our common stock. We received net proceeds of $37.2 million after deducting underwriting discounts and commissions of $2.8 million but before deducting offering costs of $2.7 million.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of September 30, 2018 and December 31, 2017, our principal source of liquidity was cash and cash equivalents and marketable securities in the amount of $27.4 million and $4.2 million, respectively. We expect that our existing cash and cash equivalents and marketable securities will enable us to conduct our planned operations through the 3rd quarter of 2019.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2018 and 2017, we reported a net loss of $21.0 million and $16.1 million, respectively. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $208.2 million and $187.2 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to all of the risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(17,719)	$(15,140)
Cash used in investing activities	(16,158)	(65)
Cash provided by financing activities	40,955	13,973

Operating Activities. We have historically experienced negative cash flows as we developed our product candidates and continued to expand our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components as we have continued our research and development and is influenced by the timing of cash payments for research related expenses. Our primary uses of cash from operating activities are compensation and related-expenses, employee-related expenditures, third-party research services and amounts due to vendors for research supplies. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel, research and development and other operating activities as our business grows.

During the nine months ended September 30, 2018, operating activities used $17.7 million in cash, primarily as a result of our net loss of $21.1 million, aggregate non-cash items of $2.6 million, and $0.8 million net inflow change in our operating assets and liabilities. Non-cash items included a $2.4 million loss from unamortized debt issuance cost upon the repayment of the $4.0 million January 2017 Note in March 2018 and $1.5 million June 2016 Note in August 2018, a $0.4 million gain in fair value change of derivative liabilities, a $0.3 million amortization of debt discount related to the convertible promissory notes, $0.2 million depreciation expense and $0.1 of stock-based compensation expense. The net inflow change in our operating assets and liabilities was primarily the result of a $1.9 million increase in accrued liabilities mainly attributable to increased clinical trial related accruals, a $0.3 million increase in accounts payable due to increased clinical trial and initial public offering readiness activities, partially offset by a $0.3 million increase in accounts receivable, $0.9 million increase in prepaid and other current assets as we made payments for clinical trial related expense, and a $0.3 million decrease in deferred revenue as a result of the amortization of upfront payments from our collaboration agreements entered in 2017.

During the nine months ended September 30, 2017, operating activities used $15.1 million in cash, primarily as a result of our net loss of $16.1 million, aggregate non-cash items of $1.1 million, and $0.9 million net outflow change in our operating assets and liabilities. Non-cash items included a $0.9 million amortization of debt discount related to the convertible promissory notes, a $0.2 million loss in fair value of derivative liabilities, $152,000 depreciation expense and $249,000 of stock-based compensation expense. The net outflow change in our operating assets and liabilities was primarily the result of a $1.0 million increase in prepaid expense and other current assets.

Investing Activities. Cash used in investing activities during the nine months ended September 30, 2018 and 2017 of $16.2 million and $65,000, respectively, resulted from purchases of marketable securities and capital expenditures to purchase property and equipment.

Financing Activities. During the nine months ended September 30, 2018, financing activities provided $41.0 million consisting of proceeds from initial public offering of common stock, net of commissions and underwriting discounts of $37.1 million and the capital contribution from noncontrolling interests of $12.0 million partially offset by the $5.5 million in repayments of convertible promissory notes and payments of initial public offering costs of $2.7 million.

During the nine months ended September 30, 2017, financing activities provided $14.0 million primarily attributable to net proceeds of $6.0 million from the issuance of convertible promissory notes to related parties and $8.0 million from the issuance of Series D redeemable convertible preferred stock.

Convertible Promissory Notes

During the year ended December 31, 2017, we raised funds through the issuance of $10.0 million of convertible promissory notes, of which $6.0 million were repaid in the same year. On March 8, 2018, we repaid the $4.0 million January 2017 Note and on August 17, 2018, the $1.5 million June 2016 Note was repaid.

The June 2016 Note, together with accrued interest, was convertible: (i) automatically upon a future qualifying financing event, which includes the sale of shares in a future preferred stock financing with gross proceeds of at least $5.0 million or the issuance of shares of common stock in an initial public offering; (ii) upon a change of control (unless the lenders elected to treat such event as a default); or (iii) upon a future non-qualifying financing event at the election of the lenders. Upon a future qualifying financing event, the outstanding principal, together with accrued interest, would convert into shares of the newly issued securities at 85% of the price paid in the financing. Upon the election to convert the June 2016 Note in the event of a change of control, the outstanding principal, together with accrued interest, would convert based on the conversion price of the Series C redeemable convertible preferred stock, which was $18.2 per share as of December 31, 2017, at the time of conversion. Upon the election to convert the June 2016 Note in the event of a non-qualifying financing event, the outstanding principal, together with accrued interest, would convert based on the lowest price per share paid for in the financing.

All of the convertible promissory notes were allowed to be prepaid, plus accrued interest if applicable, without penalty.

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

We have determined VX3 to be a variable interest entity in which we are the primary beneficiary. As such, we recorded the gross proceeds of $12.0 million received from VX3 as a capital contribution from noncontrolling interests on our condensed consolidated financial statements for the nine months ended September 30, 2018.

Contractual Obligations

There were no significant changes to our contractual obligations described in our Prospectus dated August 9, 2018 (the “Prospectus”) related to the Company’s IPO, which was filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-226103).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Interest Rate Risk

We had cash and cash equivalents of $11.3 and marketable securities of $16.1 as of September 30, 2018, which consist of U.S. government treasury bills and notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the year ended December 31, 2017 and for the nine months ended September 30, 2017 and 2018, we reported a net loss of $18.8 million, $16.1 million and $21.1 million, respectively. As of September 30, 2018, we had an accumulated deficit of $208.3 million.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates. We may develop our own commercial organization to address specific markets, which may require additional capital. We believe our existing cash and cash equivalents and marketable securities will fund our projected operating requirements through the 3rd quarter of 2019. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our lead product candidate through clinical trials and submit Investigational New Drug applications for new indications or other product candidates, we may have adverse results requiring us to find new product candidates or our development plans and anticipated clinical trial design may need to be altered.

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

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern, as discussed in Note 1 to our consolidated financial statements as of and for the years ended December 31, 2017. Our independent registered public accounting firm has also noted this in the opinion they issued on our consolidated financial statements for the years ended December 31, 2016 and 2017. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We will have to raise additional working capital and funds for operations. However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may have higher than anticipated tax liabilities, including related to our ability to use net operating loss (“NOL”) carryforwards and as a result of the effects of changes in tax laws and regulations.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL carryforwards could be limited by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we issue. In addition, we have not performed an analysis of limitations, and we may have experienced an ownership change under Section 382 as a result of past financings. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

If we experience delays in clinical testing, we will be delayed in obtaining approval of our product candidates, our costs may increase, and our business may be harmed.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our trials could reveal unacceptable side effects or unexpected characteristics. In such an event, we could suspend or terminate our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices requirements, or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies, and IRBs or ECs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices (“cGMPs”). Clinical trials may be suspended by the FDA, other foreign regulatory authorities, or us, or by an IRB or EC with respect to a particular clinical trial site, for various reasons, including:

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

Our competitors may obtain FDA or other regulatory approval of their product candidates more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or platform technologies. Our competitors may also develop drugs or antibody discovery platforms that are more effective, more convenient, more widely used or less costly or, in the case of drugs, have a better safety profile than our platforms or product candidates. These competitors may also be more successful than us in manufacturing and marketing their products and have significantly greater financial resources and expertise in research and development.

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

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop VX15 for the treatment of various indications. We are currently focused on developing VX15 for the treatment of NSCLC and Huntington’s disease. Additionally, in coordination with us, one investigator is studying VX15 in osteosarcoma and another is studying VX15 in melanoma, and in the future, we intend to pursue other indications for VX15. However, as a result of our development strategy, or for commercial reasons, including those that could arise from collaborative arrangements with third parties, we may determine that we need to develop a second anti-SEMA4D antibody to pursue one or more indications, including indications that we are currently pursuing or plan to pursue. While we have identified another potential antibody as part of our SEMA4D antibody platform, we have done limited preclinical research with it, and it may require a significant amount of time and cost to develop that antibody to the same stage of development where VX15 is today. Even if we make the additional investment in this or another antibody, we may not be able to develop another antibody as part of our SEMA4D antibody platform.

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

We intend to market our product candidates, if and when such product candidates are approved by the FDA or comparable foreign regulatory authorities, either directly or through other alliances and distribution arrangements with third parties. There can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on advantageous terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. Depending on the nature of the third-party relationship, we may have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs (the “VA”), Federal Supply Schedule (“FSS”), pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, U.S. Department of Defense (“DoD”), Public Health Service and U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The requirements under the 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

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

•

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or finish-fill drug product for use in human clinical trials or for potential commercialization.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’, licensees’ or collaborators’ pending, and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then such patent rights can only be enforced to the extent the issued claims cover the infringing technology.

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

Third parties may infringe our or our licensors’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’ or collaborators’ intellectual property rights. Licensees or licensors may violate contractual agreements governing the practice of patented inventions. In the future, we or our licensors or collaborators may initiate legal proceedings to enforce or defend our or our licensors’ or collaborators’ intellectual property rights, to protect our or our licensors’ or collaborators’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors or collaborators to challenge the validity or scope of intellectual property rights we own or control. These legal proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators. Accordingly, despite our or our licensors’ or collaborators’ best efforts, we or our licensors or collaborators may not prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the United States, or in countries where enforcement is less robust due to local customs and underdeveloped enforcement protocols. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in a patent infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, in part or in whole, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ or collaborators’ patent claims do not encompass the putatively infringing technology in question. An adverse result in any litigation proceeding could place one or more of our or our licensors’ or collaborators’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

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

Risks Related to Our Securities

The market price of our stock may be volatile, and you could lose all or part of your investment.

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

Prior to our IPO, our executive officers and directors and their respective affiliates beneficially owned approximately 64.6% of our outstanding voting stock, including Albert D. Friedberg, our Chairman, who beneficially owned 47.8% of our outstanding voting stock, including 42.6% of our outstanding voting stock beneficially owned by FCMI Parent. Upon completion of our IPO, with Mr. Friedberg’s affiliates having purchased $29.5 million in shares of our common stock in the offering at the initial offering price, that same group and Mr. Friedberg beneficially own approximately 72.8% and 62.0% (of which 54.5% is beneficially owned by FCMI Parent), respectively, of our outstanding voting stock (assuming beneficial ownership is calculated in the same manner as set forth in the section entitled “Principal Stockholders” beginning on page 140 of the Prospectus).

As a result, these stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

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

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On August 9, 2018, the SEC declared our Registration Statement on Form S-1 (File No. 333-226103) effective. Pursuant to that Registration Statement, our underwriters, Oppenheimer & Co. Inc., BTIG, LLC and Ladenburg Thalmann & Co. Inc. offered 3,333,334 shares of our common stock to the public for an aggregate offering price of approximately $40.0 million. Net proceeds of the offering were $34.5 million after deducting underwriting discounts and commissions of $2.8 million and offering expenses of $2.7 million. There have been no material changes in the planned use of proceeds as described in the Registration Statement.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Vaccinex, Inc., is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38624)

3.2	Amended and Restated Bylaws of Vaccinex, Inc., is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38624)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

Vaccinex, Inc.
(Registrant)

November 13, 2018	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 13, 2018	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)