Form 10-Q
period 2019-06-30
VACCINEX, INC.
filed 2019-08-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VCNX	Nasdaq Capital Market

As of August 14, 2019, the registrant had 14,862,536 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,279	$5,618
Marketable securities	-	14,106
Accounts receivable, net	871	639
Prepaid expenses and other current assets	416	1,061
Total current assets	6,566	21,424
Property and equipment, net	555	604
TOTAL ASSETS	$7,121	$22,028
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,448	$2,322
Accrued expenses	4,053	4,364
TOTAL LIABILITIES	9,501	6,686
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 11,481,056 and 11,476,601 shares issued as of June 30, 2019 and December 31, 2018; 11,480,204 and 11,475,749 shares outstanding as of June 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	208,329	208,156
Treasury stock, at cost; 852 shares of common stock as of June 30, 2019 and December 31, 2018	(11)	(11)
Accumulated deficit	(234,662)	(216,767)
Total Vaccinex, Inc. stockholders’ deficit	(26,343)	(8,621)
Noncontrolling interests	23,963	23,963
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,380)	15,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,121	$22,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$25	$126	$119	$332
Costs and expenses:
Cost of revenue	16	246	191	486
Research and development	7,304	5,512	14,716	9,966
General and administrative	1,563	925	3,210	2,146
Total costs and expenses	8,883	6,683	18,117	12,598
Loss from operations	(8,858)	(6,557)	(17,998)	(12,266)
Change in fair value of derivative liabilities	-	30	-	338
Interest expense	-	(81)	-	(348)
Loss on extinguishment of related party convertible promissory note	-	-	-	(2,180)
Other income (expense), net	30	-	103	(14)
Loss before provision for income taxes	(8,828)	(6,608)	(17,895)	(14,470)
Provision for income taxes	-	-	-	-
Net loss	(8,828)	(6,608)	(17,895)	(14,470)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc.	(8,828)	(6,608)	(17,895)	(14,470)
Cumulative dividends on redeemable preferred stock	-	(800)	-	(1,592)
Net loss attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(8,828)	$(7,408)	$(17,895)	$(16,062)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.77)	$(6.72)	$(1.56)	$(14.56)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	11,479,294	1,103,144	11,477,521	1,102,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2018	53,089,959	$111,718	5,702,450	$7,684	1,103,396	$-	$54,123	163	836	$(11)	$(187,249)	$(125,453)	$11,963	$(113,490)
Stock-based compensation	-	-	-	-	-	-	36	-	-	-	-	36	-	36
Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	8,000	8,000
Net loss	-	-	-	-	-	-	-	-	-	-	(7,862)	(7,862)	-	(7,862)
Balance as of March 31, 2018	53,089,959	111,718	5,702,450	7,684	1,103,396	-	54,159	163	836	(11)	(195,111)	(133,279)	19,963	(113,316)
Stock-based compensation	-	-	-	-	-	-	52	-	-	-	-	52	-	52
Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	4,000	4,000
Exercise of stock options	-	-	-	-	700	-	5	-	-	-	-	5	-	5
Net loss	-	-	-	-	-	-	-	-	-	-	(6,608)	(6,608)	-	(6,608)
Balance as of June 30, 2018	53,089,959	$111,718	5,702,450	$7,684	1,104,096	$-	$54,216	163	836	$(11)	$(201,719)	$(139,830)	$23,963	$(115,867)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2019	-	$-	-	$-	11,476,601	$1	$208,156	-	852	$(11)	$(216,767)	$(8,621)	$23,963	$15,342
Stock-based compensation	-	-	-	-	-	-	60	-	-	-	-	60	-	60
Net loss	-	-	-	-	-	-	-	-	-	-	(9,067)	(9,067)	-	(9,067)
Balance as of March 31, 2019	-	-	-	-	11,476,601	1	208,216	-	852	(11)	(225,834)	(17,628)	23,963	6,335
Conversion of Vaccinex Products LP Units into common shares	-	-	-	-	4,455	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	113	-	-	-	-	113	-	113
Net loss	-	-	-	-	-	-	-	-	-	-	(8,828)	(8,828)	-	(8,828)
Balance as of June 30, 2019	-	$-	-	$-	11,481,056	$1	$208,329	-	852	$(11)	$(234,662)	$(26,343)	$23,963	$(2,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,895)	$(14,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	112
Amortization of debt discount	-	284
Net amortization of premiums and discounts on marketable securities	(45)	-
Stock-based compensation	173	88
Change in fair value of derivative liabilities	-	(338)
Loss on extinguishment of related party convertible promissory note	-	2,180
Changes in operating assets and liabilities:
Accounts receivable	(232)	(235)
Prepaid expenses and other current assets	645	(160)
Accounts payable	3,126	1,014
Accrued expenses	(311)	1,220
Deferred revenue	-	(194)
Net cash used in operating activities	(14,422)	(10,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of marketable securities	14,150	-
Purchase of property and equipment	(67)	(61)
Net cash provided by (used in) investing activities	14,083	(61)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of initial public offering costs	-	(327)
Repayment of convertible promissory note, related party	-	(4,000)
Proceeds from capital contribution	-	12,000
Proceeds from exercise of stock options	-	5
Net cash provided by financing activities	-	7,678
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(339)	(2,882)
CASH AND CASH EQUIVALENTS–Beginning of period	5,618	4,180
CASH AND CASH EQUIVALENTS–End of period	$5,279	$1,298
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering costs in accounts payable and accrued expenses	$-	$1,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	COMPANY AND NATURE OF BUSINESS

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $14.4 million and $25.3 million for the six months ended June 30, 2019 and year ended December 31, 2018, respectively, and an accumulated deficit of $234.7 million and $216.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company’s ability to continue as a going concern is at issue due to its historical net losses and negative cash flows from operations, and its need for additional financing to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations. In addition, the Company received $12.0 million in capital contributions from noncontrolling interests during each of the years ended December 31, 2018 and 2017. As the Company’s product candidates are still in the early stages of development, substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we plan to complete an additional financing transaction prior to the commencement of the 2020 second quarter in order to continue operations.  Management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current or new investors, refinancing of existing debt obligations or obtaining additional debt financing. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms.

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

3.	BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Leasehold improvements	$3,145	$3,145
Research equipment	3,286	3,219
Furniture and fixtures	350	350
Computer equipment	214	214
Property and equipment, gross	6,995	6,928
Less: accumulated depreciation and amortization	(6,440)	(6,324)
Property and equipment, net	$555	$604

Depreciation and amortization expense related to property and equipment was $57,000 and $56,000 for the three months ended June 30, 2019 and 2018, respectively, and $117,000 and $112,000 for the six months ended June 30, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accrued clinical trial cost	$3,612	$3,796
Accrued payroll and related benefits	265	236
Accrued consulting and legal	102	296
Accrued other	74	36
Accrued expenses	$4,053	$4,364

4.	MARKETABLE SECURITIES

As of June 30, 2019, the Company did not hold any marketable securities. The fair value of available-for-sale marketable securities as of December 31, 2018, is as follows (in thousands):

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market funds	$3,108	$3,108	$-	$-
Total Financial Assets	$3,108	$3,108	$-	$-

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market funds	$4,881	$4,881	$-	$-
Marketable securities:
U. S. Treasury securities	14,106	-	14,106	-
Total Financial Assets	$18,987	$4,881	$14,106	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the six months ended June 30, 2019 and 2018, other than the monetizing of the U.S. treasury securities during the six month period ended June 30, 2019.

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

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controlled 90% of VX3’s voting interest at each of June 30, 2019 and December 31, 2018. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

In February, May and June 2018, the Services Agreement was amended to allow VX3 to provide additional funding for future research and development activities to take place in the year ending December 31, 2018 and to repay an outstanding convertible note in the amount of $4.0 million (Note 8). No other terms of the Services Agreement were amended; therefore, the above assessment resulting in the Company being the primary beneficiary of the VX3 entity remained unchanged as of June 30, 2019.

For the six months ended June 30, 2018, the Company recorded the gross proceeds of $12.0 million, received from VX3 as capital contributions from noncontrolling interests on the condensed consolidated financial statements.

7.	COLLABORATION AGREEMENTS

Merck Sharp & Dohme Corp.

In September 2017, the Company entered into a research agreement with Merck Sharp & Dohme Corp. (“Merck”) to test vaccinia strain Modified Vaccinia Ankara. Under the research agreement, the Company designed genetic sequence for all constructs listed in the agreement and conducted research in accordance with the research protocol and a mutually agreed scope of work outlined in the agreement. Merck supplied the Company sufficient samples of the antibodies to carry out the research and has sole ownership of all right, title, interest and copy rights of the research results. Under the research agreement, the Company recognized service revenue of $69,000 for the six months ended June 30, 2018. The research agreement expired in June 2018. In the fourth quarter of 2018, the Company entered into a second research agreement with Merck to test these antigen particles in an antibody discovery campaign.  This agreement was a cost sharing feasibility study which concluded during the second quarter of 2019.

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

Under the agreement, Surface will pay an upfront technology access fee of $250,000 and milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface will make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface will reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. During the year ended December 31, 2017, the Company received the upfront technology access fee of $250,000, of which $63,000 and $125,000 was recognized as revenue from the amortization of this upfront fee for the three and six months ended June 30, 2018. The Company also received $25,000 and $64,000 service fee payments for work conducted under the agreement for the three months ended June 30, 2019 and 2018, respectively and $118,877 and $133,000 for the six months ended June 30, 2019 and 2018, respectively. This agreement will expire upon the expiration of both research programs and all evaluation and testing periods.

8.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2019, the Company did not have any convertible promissory notes outstanding. See “Repayment of Convertible Promissory Notes” below.

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

Derivative Liabilities

From the proceeds of the convertible promissory notes, the portion equal to the fair value of the embedded derivative liabilities and the option derivative at the time of each respective issuance was recognized as a debt discount to be amortized to interest expense over the term of the related convertible promissory notes. The Company recognized interest expense of $49,000 and $284,000 for the amortization of the debt discounts during the three and six months ended June 30, 2018.

Repayment of Convertible Promissory Notes

Of the January 2017 Notes, $2.0 million issued in April 2017 was repaid along with accrued interest in May 2017, $4.0 million issued in August and October 2017 was repaid along with accrued interest in November 2017 and $4.0 million issued in January 2017 was repaid in March 2018. The option arrangement associated with the January 2017 Notes was also waived upon the repayment of the January 2017 Notes. As a result of this repayment, the related $0.3 million derivative liabilities associated with the conversion feature and the option arrangement were written off and the $2.2 million unamortized debt discount was recognized as a loss on extinguishment of related party convertible promissory note in the condensed consolidated statement of operations for the six months ended June 30, 2018.

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

As of June 30, 2019, the future minimum payments for the operating lease are $224,000.

Rent expense incurred under the operating lease was $42,000 and $84,000 for each of the three and six months ended June 30, 2019 and 2018, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2019, and December 31, 2018, the Company was not involved in any material legal proceedings.

10.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of June 30, 2019	As of December 31, 2018
Shares underlying outstanding stock options	588,737	405,683
Shares available for future stock option grants	239,946	423,000
Exchange of Vaccinex Products, LP units	1,198,111	1,202,566
Conversion of VX3 units	1,318,797	1,318,797
Total shares of common stock reserved	3,345,591	3,350,046

During the three months ended June 30, 2019 4,455 units of Vaccinex Products, LP were converted to common shares of Vaccinex, Inc. at par value of $.0001 per share.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000's)
Balance as of December 31, 2018	405,683	$9.69	6.5	$-
Granted	188,550	4.96
Exercised	-	-
Canceled	(5,496)	13.01
Balance as of June 30, 2019	588,737	$8.15	7.2	$211
Exercisable as of June 30, 2019	376,922	$9.36	5.9	$1

The weighted-average grant date fair value of stock options granted to employees for the six months ended June 30, 2019 and 2018 was $3.31 and $15.63 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended June 30, 2019 and 2018 was $78,156 and $143,000, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2019 and December 31, 2018. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of June 30, 2019, and December 31, 2018, total unrecognized compensation cost related to stock options granted to employees was $861,569 and $435,639, respectively, which is expected to be recognized over a weighted-average period of 2.6 and 2.8 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$31	$19	$46	$34
General and administrative	82	33	127	54
Total stock-based compensation expense	$113	$52	$173	$88

12.	INCOME TAXES

No provision for income taxes was recorded in either of the three months ended June 30, 2019 and 2018. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2019.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 30, 2019, and December 31, 2018, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Preferred stock (if converted)	-	7,039,155	-	7,039,155
Options to purchase common stock	546,068	410,292	489,059	417,569
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,199,021	1,202,566	1,200,794	1,202,566
Contingently issuable common stock upon exchange of VX3 units	1,318,797	1,176,288	1,318,797	994,558

14.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of June 30, 2019, and December 31, 2018, all long-lived assets are located in the United States.

15.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through June 30, 2019, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

16.	RELATED PARTY TRANSACTIONS

As discussed in Note 9, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $42,000 and $84,000 for each of the three and six months ended June 30, 2019 and 2018.

As discussed in Note 7, in November 2017, we entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. J. Jeffrey Goater, a member of our board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. The Company received $25,000 and $64,000 service fee payments for work conducted under the agreement for the three months ended June 30, 2019 and 2018, respectively and $118,877 and $133,000 for the six months ended June 30, 2019 and 2018, respectively.

17.	SUBSEQUENT EVENT

On July 26, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain investors as indicated on Exhibit A to the Stock Purchase Agreement (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase from the Company, an aggregate of 3,382,332 shares (the “Shares”) of Company Stock, at a purchase price of $4.08 per Share (the average closing price for the common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement). The Stock Purchase Agreement contains customary representations and warranties of the parties. The closing of the private placement occurred on July 30, 2019.

The aggregate gross proceeds for the sale of the Shares were $13,799,915. The Company intends to use the net proceeds from the private placement to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

FCMI Parent Co., one of the Investors, is the Company’s majority stockholder and is controlled by Albert D. Friedberg, the Company’s chairman. Vaccinex (Rochester), L.L.C., of which Dr. Maurice Zauderer, the Company’s president and chief executive officer, is the president and a majority owner, is another Investor. Dr. Zauderer exercises voting and investment power over the shares held by Vaccinex (Rochester) L.L.C.  Both before and after the private placement, FCMI Parent Co. and Vaccinex (Rochester), L.L.C. owned approximately 55% and 7%, respectively, of the Company’s outstanding common stock. The Stock Purchase Agreement and the transactions contemplated thereby were approved by the unanimous consent of the board of directors of the Company.

The Shares have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), and were issued and sold in a private placement pursuant to Section 4(a)(2) of the 1933 Act and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the 1933 Act. Each of the Investors represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D, and it acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Shares were offered without any general solicitation by the Company or its representatives.

Also, on July 26, 2019, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors that affords the Investors certain registration rights with respect to the Shares. Under the Registration Rights Agreement, the Company has agreed, among other things, to use its reasonable best efforts to file with the SEC a registration statement covering the resale of the Shares within 60 days from the closing of the transactions and cause such registration statement to become effective on or prior to 90 calendar days (or, in the event of a substantive review by the SEC, 135 calendar days) from the closing date. In addition, the Company agreed to use commercially reasonable efforts to keep the registration statement effective until the Shares have been sold thereunder or until the Shares can be sold without restriction. If the Company fails to meet the specified deadlines for the effectiveness of the registration statement, the Company will be required to pay liquidated damages to the Investors, subject to maximum aggregate liquidated damages of 8.0% of the aggregate purchase price paid for the Shares. Interest on any unpaid liquidated damages will accrue at a rate of 1% per month. In addition, the Company agreed to provide Investors with certain “piggy-back” registration rights that may require the Company to effect certain registrations to register the Shares for resale in the event that no registration statement registering the Shares is effective and the Company is otherwise filing a registration statement under the 1933 Act.

The Registration Rights Agreement also contains certain indemnification and contribution provisions under which the Company and the Investors have agreed to indemnify each other against certain liabilities.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2019 and 2018, we reported a net loss of $8.8 million and $6.6 million, respectively, and $17.9 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents and marketable securities of $5.3 million and $19.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. Our recurring net losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm has noted this in the opinion they issued on our consolidated financial statements for the year ended December 31, 2018. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the six months ended June 30, 2019 and 2018, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology, Inc. (“Surface”) and Merck Sharp & Dohme Corp. (“Merck”).

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$5,524	76%	$4,055	74%	$11,299	77%	$7,104	71%
Wages, benefits, and related costs	1,031	14%	786	14%	1,916	13%	1,540	15%
Preclinical supplies and equipment depreciation	485	7%	463	8%	956	6%	956	10%
Consulting, non-clinical trial services, and other	264	3%	208	4%	545	4%	366	4%
Total research and development expenses	$7,304		$5,512		$14,716		$9,966

Our current research and development activities primarily relate to the clinical development of the following programs:

•

Non-Small Cell Lung Cancer (NSCLC). The CLASSICAL–Lung clinical trial, in which we are evaluating pepinemab in combination with avelumab in NSCLC, has completed enrollment. Primary completion for this trial is expected in the second half of 2019.

•	Huntington’s Disease. The Company’s SIGNAL trial evaluating pepinemab for the treatment of Huntington’s disease is ongoing, with topline data expected in the second half of 2020.
•	In addition, pepinemab is being evaluated in multiple investigator-sponsored trials (ISTs) in additional indications:
o

Melanoma - The UCLA School of Medicine, in collaboration with Bristol-Myers Squibb, is evaluating pepinemab in combination with the checkpoint inhibitors nivolumab and ipilimumab in two cohorts of patients with advanced melanoma whose tumors progressed during treatment with single agent anti-PD-1/PD-L1 immunotherapy.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$25	$126	$119	$332
Costs and expenses:
Cost of revenue	16	246	191	486
Research and development	7,304	5,512	14,716	9,966
General and administrative	1,563	925	3,210	2,146
Total costs and expenses	8,883	6,683	18,117	12,598
Loss from operations	(8,858)	(6,557)	(17,998)	(12,266)
Change in fair value of derivative liabilities	-	30	-	338
Interest expense	-	(81)	-	(348)
Loss on extinguishment of related party convertible promissory note	-	-	-	(2,180)
Other income (expense), net	30	-	103	(14)
Loss before provision for income taxes	(8,828)	(6,608)	(17,895)	(14,470)
Provision for income taxes	-	-	-	-
Net loss	(8,828)	(6,608)	(17,895)	(14,470)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(8,828)	$(6,608)	$(17,895)	$(14,470)

Comparison of the Three Months Ended June 30, 2019 and 2018

Operating Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Research and development	$7,304	$5,512	$1,792	33%
General and administrative	1,563	925	638	69%
Total operating expenses	$8,867	$6,437	$2,430	38%

Research and Development. Research and development expenses in the three months ended June 30, 2019 increased by $1.8 million, or 33%, compared to the three months ended June 30, 2018. This increase was attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the three months ended June 30, 2019 increased by 638,000, or 69%, compared to the three months ended June 30, 2018. This increase was attributable to costs associated with directors compensation and liability insurance as a result of being a public company.

Change in fair value of derivative liabilities

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Change in fair value of derivative liabilities	$-	$30	$(30)	(100)%

Change in fair value of derivative liabilities in the three months ended June 30, 2018 was due to the repayment of $10.0 million of convertible promissory notes to a related party (the “January 2017 Notes”) and the waiving of the associated option arrangement in March 2018.

Interest Expense

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Interest expense	$-	$(81)	$(81)	(100)%

Interest expense in the three months ended June 30, 2019 decreased by $81,000, compared to the three months ended June 30, 2018, as a result of the repayment of the January 2017 Notes in March 2018 and the $1.5 million convertible promissory note issued in June 2016 to a related party (the “June 2016 Note”) in August 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

Operating Expenses

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Research and development	$14,716	$9,966	$4,750	48%
General and administrative	3,210	2,146	1,064	50%
Total operating expenses	$17,926	$12,112	$5,814	48%

Research and Development. Research and development expenses in the six months ended June 30, 2019 increased by $4.6 million, or 48%, compared to the six months ended June 30, 2018. This increase was attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the six months ended June 30, 2019 increased by $1.1 million, or 50%, compared to the six months ended June 30, 2018. This increase was attributable to costs associated with directors compensation and liability insurance as a result of being a public company.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have financed our operations principally through private placements of our preferred stock, issuances of convertible promissory notes and other promissory notes and funding from collaboration agreements with our variable interest entities. Through June 30, 2019, we have received net proceeds of $87.1 million from the issuance of shares of our preferred stock, $39.0 million from issuance of convertible promissory notes and $72.1 million from our variable interest entities.

In August 2018, we completed an initial public offering (“IPO”) of our common stock. We received net proceeds of $37.2 million after deducting underwriting discounts and commissions of $2.8 million but before deducting offering costs of $2.7 million.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of June 30, 2019, and December 31, 2018, our principal source of liquidity was cash and cash equivalents and marketable securities in the amount of $5.3 million and $19.7 million, respectively. Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we plan to complete an additional financing transaction prior to the commencement of the 2020 second quarter in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended June 30, 2019 and 2018, we reported a net loss of $8.8 million and $6.6 million, respectively, and $17.9 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and December 31, 2018, we had an accumulated deficit of $234.7 million and $216.8 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to all of the risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or capital contributions from our noncontrolling interests. In 2018, VX3 (DE) LLP (“VX3”), received a commitment of $8.0 million of additional funding from FCMI Parent Co. (“FCMI Parent”), which was received in the first quarter of 2018, and commitments of $4.0 million of additional funding in the aggregate from FCMI Parent and another investor, which were received in the second quarter of 2018. In August 2018, we completed our IPO and received net proceeds of $37.2 million. On July 26, 2019, the Company entered into a stock purchase agreement with new and existing investors. The aggregate gross proceeds for the sale of the Shares were $13,799,915. The Company intends to use the net proceeds from the private placement to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(14,422)	$(10,499)
Cash provided by (used in) investing activities	14,083	(61)
Cash provided by financing activities	-	7,678

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

During the six months ended June 30, 2019, operating activities used $14.4 million in cash, primarily as a result of our net loss of $17.9 million and an increase in accounts payable of $3.1 million.

During the six months ended June 30, 2018, operating activities used $10.5 million in cash, primarily as a result of our net loss of $14.5 million, aggregate non-cash items of $2.3 million, and $1.6 million net inflow change in our operating assets and liabilities. Non-cash items included a $2.2 million loss from unamortized debt issuance cost upon the repayment of the $4.0 million January 2017 Note in March 2018, $0.3 million amortization of debt discount related to certain convertible promissory notes and a $0.3 million gain in fair value of derivative liabilities.

Investing Activities. Cash provided by investing activities during the six months ended June 30, 2019 resulted from sales and maturities of marketable securities.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC, other than our operating lease for the Company’s headquarters.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vaccinex, Inc.
(Registrant)

August 14, 2019	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

August 14, 2019	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)