Form 10-Q
period 2019-09-30
VACCINEX, INC.
filed 2019-11-12
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, the registrant had 14,862,536 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,578	$5,618
Marketable securities	-	14,106
Accounts receivable, net	1,088	639
Prepaid expenses and other current assets	643	1,061
Total current assets	10,309	21,424
Property and equipment, net	501	604
TOTAL ASSETS	$10,810	$22,028
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,343	$2,322
Accrued expenses	4,553	4,364
TOTAL LIABILITIES	6,896	6,686
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 14,862,536 and 11,476,601 shares issued as of September 30, 2019 and December 31, 2018; 11,480,204 and 11,475,749 shares outstanding as of September 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	222,265	208,156
Treasury stock, at cost; 852 shares of common stock as of September 30, 2019 and December 31, 2018	(11)	(11)
Accumulated deficit	(242,304)	(216,767)
Total Vaccinex, Inc. stockholders’ deficit	(20,049)	(8,621)
Noncontrolling interests	23,963	23,963
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	3,914	15,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,810	$22,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$404	$198	$523	$530
Costs and expenses:
Cost of revenue	8	246	199	732
Research and development	6,543	5,314	21,259	15,280
General and administrative	1,531	1,092	4,741	3,238
Total costs and expenses	8,082	6,652	26,199	19,250
Loss from operations	(7,678)	(6,454)	(25,676)	(18,720)
Change in fair value of derivative liabilities	-	31	-	369
Interest expense	-	(44)	-	(392)
Loss on extinguishment of related party convertible promissory note	-	(199)	-	(2,379)
Other income, net	36	67	139	53
Loss before provision for income taxes	(7,642)	(6,599)	(25,537)	(21,069)
Provision for income taxes	-	-	-	-
Net loss	(7,642)	(6,599)	(25,537)	(21,069)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc.	(7,642)	(6,599)	(25,537)	(21,069)
Net loss attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(7,642)	$(6,599)	$(25,537)	$(21,069)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.56)	$(0.93)	$(2.09)	$(6.76)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	13,759,602	7,078,715	12,246,599	3,116,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2018	53,089,959	$111,718	5,702,450	$7,684	1,103,396	$-	$54,123	163	836	$(11)	$(187,249)	$(125,453)	$11,963	$(113,490)
Stock-based compensation	-	-	-	-	-	-	36	-	-	-	-	36	-	36
Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	8,000	8,000
Net loss	-	-	-	-	-	-	-	-	-	-	(7,862)	(7,862)	-	(7,862)
Balance as of March 31, 2018	53,089,959	111,718	5,702,450	7,684	1,103,396	-	54,159	163	836	(11)	(195,111)	(133,279)	19,963	(113,316)
Stock-based compensation	-	-	-	-	-	-	52	-	-	-	-	52	-	52
Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	4,000	4,000
Exercise of stock options	-	-	-	-	700	-	5	-	-	-	-	5	-	5
Net loss	-	-	-	-	-	-	-	-	-	-	(6,608)	(6,608)	-	(6,608)
Balance as of June 30, 2018	53,089,959	111,718	5,702,450	7,684	1,104,096	-	54,216	163	836	(11)	(201,719)	(139,830)	23,963	(115,867)
Initial public offering, net of issuance costs of $5,551	-	-	-	-	3,333,334	-	34,450	-	-	-	-	34,450	-	34,450
Conversion of redeemable convertible preferred stock (Series B, B-1, B-2, C, D) to common stock	(53,089,959)	(111,718)	-	-	6,468,933	1	111,717	(163)	16	-	-	111,718	-	111,718
Conversion of convertible preferred stock (Series A) to common stock	-	-	(5,702,450)	(7,684)	570,238	-	7,684	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	43	-	-	-	-	43	-	43
Net loss	-	-	-	-	-	-	-	-	-	-	(6,599)	(6,599)	-	(6,599)
Balance as of September 30, 2018	-	$-	-	$-	11,476,601	$1	$208,110	-	852	$(11)	$(208,318)	$(218)	$23,963	$23,745

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2019	-	$-	-	$-	11,476,601	$1	$208,156	-	852	$(11)	$(216,767)	$(8,621)	$23,963	$15,342
Stock-based compensation	-	-	-	-	-	-	60	-	-	-	-	60	-	60
Net loss	-	-	-	-	-	-	-	-	-	-	(9,067)	(9,067)	-	(9,067)
Balance as of March 31, 2019	-	-	-	-	11,476,601	1	208,216	-	852	(11)	(225,834)	(17,628)	23,963	6,335
Conversion of Vaccinex Products LP Units into common shares	-	-	-	-	4,455	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	113	-	-	-	-	113	-	113
Net loss	-	-	-	-	-	-	-	-	-	-	(8,828)	(8,828)	-	(8,828)
Balance as of June 30, 2019	-	-	-	-	11,481,056	1	208,329	-	852	(11)	(234,662)	(26,343)	23,963	(2,380)
Issuance of Common Shares	-	-	-	-	3,382,332	-	13,800	-	-	-	-	13,800	-	13,800
Stock-based compensation	-	-	-	-	-	-	136	-	-	-	-	136	-	136
Net loss	-	-	-	-	-	-	-	-	-		(7,642)	(7,642)		(7,642)
Balance as of September 30, 2019	-	$-	-	$-	14,863,388	$1	$222,265	-	852	$(11)	$(242,304)	$(20,049)	$23,963	$3,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,537)	$(21,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	166
Amortization of debt discount	-	308
Net amortization of premiums and discounts on marketable securities	(44)	(29)
Stock-based compensation	309	131
Change in fair value of derivative liabilities	-	(369)
Loss on extinguishment of related party convertible promissory note	-	2,379
Changes in operating assets and liabilities:
Accounts receivable	(449)	(286)
Prepaid expenses and other current assets	418	(878)
Accounts payable	21	323
Accrued expenses	189	1,861
Deferred revenue	-	(256)
Net cash used in operating activities	(24,912)	(17,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	(16,092)
Sales and maturities of marketable securities	14,150	-
Purchase of property and equipment	(77)	(66)
Net cash provided by (used in) investing activities	14,073	(16,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	-	37,125
Proceeds from private offering of common stock	13,800	-
Payments of initial public offering costs	-	(2,675)
Repayment of convertible promissory note, related party	-	(5,500)
Proceeds from capital contribution	-	12,000
Proceeds from exercise of stock options	-	5
Net cash provided by financing activities	13,800	40,955
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,961	7,078
CASH AND CASH EQUIVALENTS–Beginning of period	5,618	4,180
CASH AND CASH EQUIVALENTS–End of period	$8,579	$11,258
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$275
Purchase of property and equipment in accounts payable	$-	$52
Conversion of redeemable convertible preferred stock into common stock	$-	$111,718
Conversion of convertible preferred stock into common stock	$-	$7,684
Issuance of common stock	$-	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $24.9 million and $25.3 million for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively, and an accumulated deficit of $242.3 million and $216.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s ability to continue as a going concern is at issue due to its historical net losses and negative cash flows from operations, and its need for additional financing to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations. In addition, the Company received $12.0 million in capital contributions from noncontrolling interests during each of the years ended December 31, 2018 and 2017. Additionally, the Company completed a private placement of its common stock for gross proceeds of $13.8 million during the third quarter of 2019.  Because the Company’s product candidates are still in the early stages of development, substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. Given our projected operating requirements and our existing cash and cash equivalents, we plan to complete an additional financing transaction either late in the fourth quarter 2019 or during the first quarter of 2020 in order to continue operations.  Management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current or new investors, refinancing of existing debt obligations or obtaining additional debt financing. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms.

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

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2019. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, which supersedes the Accounting Standards Codification (“ASC”) No. 840, Leases. ASU No. 2016-02 requires lessees to recognize all leases, with exception of short-term leases, as lease liabilities on the balance sheet. Under ASU No. 2016-02, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. ASU No. 2016-02 also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for the Company at the earlier of losing the emerging growth company status or the Company’s fiscal year beginning January 1, 2021. Early adoption is permitted. This new standard will require the present value of these leases to be recorded in the condensed consolidated balance sheets as a right-of-use asset and lease liability. The Company will adopt the new standard effective January 1, 2021 and is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC No. 605, Revenue Recognition. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. In addition, the FASB issued ASU Nos. 2016-08, 2016-10 and 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarification on the new guidance in ASC No. 606. ASU Nos. 2016-08, 2016-10 and 2016-12 are all effective beginning the same period as ASU No. 2014-09. The Company adopted the new revenue standards using the modified retrospective method as of January 1, 2019; however, it is not required to reflect the effects of adoption in its consolidated financial statements until it files its annual report for the fiscal year ending December 31, 2019. The Company has evaluated the effect of the new revenue standards and has concluded that it will not have a material impact on its consolidated financial statements and related disclosures.

Note 3.	BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Leasehold improvements	$3,156	$3,145
Research equipment	3,286	3,219
Furniture and fixtures	350	350
Computer equipment	214	214
Property and equipment, gross	7,006	6,928
Less: accumulated depreciation and amortization	(6,505)	(6,324)
Property and equipment, net	$501	$604

Depreciation and amortization expense related to property and equipment was $64,000 and $54,000 for the three months ended September 30, 2019 and 2018, respectively, and $181,000 and $166,000 for the nine months ended September 30, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Accrued clinical trial cost	$4,181	$3,796
Accrued payroll and related benefits	59	236
Accrued consulting and legal	234	296
Accrued other	79	36
Accrued expenses	$4,553	$4,364

Note 4.	MARKETABLE SECURITIES

As of September 30, 2019, the Company did not hold any marketable securities. The fair value of available-for-sale marketable securities as of December 31, 2018, was as follows (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$14,106	$-	$-	$14,106
	$14,106	$-	$-	$14,106

Note 5.	FAIR VALUE OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market funds	$7,450	$7,450	$-	$-
Total Financial Assets	$7,450	$7,450	$-	$-

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market funds	$4,881	$4,881	$-	$-
Marketable securities:
U. S. Treasury securities	14,106	-	14,106	-
Total Financial Assets	$18,987	$4,881	$14,106	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the nine months ended September 30, 2019 and 2018, other than the monetizing of the U.S. treasury securities during the nine months ended September 30, 2019.

Note 6.	LICENSE AND SERVICES AGREEMENT

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3 (DE) LP (“VX3”), which was formed by a group of Canadian investors including the Company’s majority stockholder, FCMI Parent Co. (“FCMI Parent”). VX3 was created for the purpose of funding the Company’s research and development activities for VX15, our most advanced product candidate. In June 2018, the U.S. Adopted Name Council approved the use of pepinemab as the adopted name for VX15. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada and, in return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company will carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3, including a payment of $11.9 million in 2017. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by the Company, uncured failure of VX3 to make any payment due under the Services Agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon an uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, the Company will issue to VX3 or its designees the number of shares of the Company’s common stock equal to the lesser of (1) the aggregate of all payments made to VX3 by the Canadian investors divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of the Company’s common stock.

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controlled 90% of VX3’s voting interest at each of September 30, 2019 and December 31, 2018. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

In February, May and June 2018, the Services Agreement was amended to allow VX3 to provide additional funding for future research and development activities to take place in the year ending December 31, 2018 and to repay an outstanding convertible note in the amount of $4.0 million (Note 8). No other terms of the Services Agreement were amended; therefore, the above assessment resulting in the Company being the primary beneficiary of the VX3 entity remained unchanged as of September 30, 2019.

For the nine months ended September 30, 2018, the Company recorded the gross proceeds of $12.0 million, received from VX3 as capital contributions from noncontrolling interests on the condensed consolidated financial statements.

Note 7.	COLLABORATION AGREEMENTS

Merck Sharp & Dohme Corp.

In September 2017, the Company entered into a research agreement with Merck Sharp & Dohme Corp. (“Merck”) to test vaccinia strain Modified Vaccinia Ankara. Under the research agreement, the Company designed genetic sequence for all constructs listed in the agreement and conducted research in accordance with the research protocol and a mutually agreed scope of work outlined in the agreement. Merck supplied the Company sufficient samples of the antibodies to carry out the research and has sole ownership of all right, title, interest and copy rights of the research results. Under the research agreement, the Company recognized service revenue of $0 and $69,000 for the three and nine months ended September 30, 2018. The research agreement expired in accordance with its terms in June 2018. In the fourth quarter of 2018, the Company entered into a second research agreement with Merck to test these antigen particles in an antibody discovery campaign.  This second research agreement entailed a cost sharing feasibility study, which concluded during the second quarter of 2019.

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

Under the agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. During the year ended December 31, 2017, the Company received the upfront technology access fee of $250,000, of which $63,000 and $188,000 was recognized as revenue from the amortization of this upfront fee for the three and nine months ended September 30, 2018, respectively. The Company also received service fee payments of $4,000 and $66,000 for work conducted under the agreement for the three months ended September 30, 2019 and 2018, respectively and $123,000 and $199,000 for the nine months ended September 30, 2019 and 2018, respectively. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the three and nine months ended September 30, 2019, the Company recorded $400,000 of revenue related to its agreement with Surface, of which $300,000 was due to the exercise by Surface of its product option and $100,000 was for an exclusive product license.  There were no revenues from the exercise of product options or product licenses in the 3 and 9 months ended September 30, 2018.

Note 8.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2019, the Company did not have any convertible promissory notes outstanding. See “Repayment of Convertible Promissory Notes” below.

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

Derivative Liabilities

From the proceeds of the convertible promissory notes, the portion equal to the fair value of the embedded derivative liabilities and the option derivative at the time of each respective issuance was recognized as a debt discount to be amortized to interest expense over the term of the related convertible promissory notes. The Company recognized interest expense of $17,000 and $308,000 for the amortization of the debt discounts during the three and nine months ended September 30, 2018, respectively.

Repayment of Convertible Promissory Notes

Of the January 2017 Notes, $2.0 million issued in April 2017 was repaid along with accrued interest in May 2017, $4.0 million issued in August and October 2017 was repaid along with accrued interest in November 2017 and $4.0 million issued in January 2017 was repaid in March 2018. The option arrangement associated with the January 2017 Notes was also waived upon the repayment of the January 2017 Notes. As a result of this repayment, the related $0.3 million derivative liabilities associated with the conversion feature and the option arrangement were written off and the $2.2 million unamortized debt discount was recognized as a loss on extinguishment of related party convertible promissory note in the condensed consolidated statement of operations for the nine months ended September 30, 2018.

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

Note 9.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2019, the future minimum payments for the operating lease are $182,000.

Rent expense incurred under the operating lease was $42,000 and $126,000 for each of the three and nine months ended September 30, 2019 and 2018, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2019, and December 31, 2018, the Company was not involved in any material legal proceedings.

Note 10.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of September 30, 2019	As of December 31, 2018
Shares underlying outstanding stock options	591,785	405,683
Shares available for future stock option grants	236,898	423,000
Exchange of Vaccinex Products, LP interests	1,198,111	1,202,566
Conversion of VX3 interests	1,318,797	1,318,797
Total shares of common stock reserved	3,345,591	3,350,046

During the nine months ended September 30, 2019 4,455 limited partnership interests of Vaccinex Products, LP were converted to common shares of Vaccinex, Inc. at par value of $.0001 per share.

Note 11.	STOCK-BASED COMPENSATION

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

2018 Omnibus Incentive Plan

In August 2018, the Company’s Board of Directors adopted, and its stockholders approved, the 2018 Plan, which allows for the granting of stock, stock options, and stock appreciation rights awards to employees, advisors and consultants. Stock options granted under the 2018 Plan may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees, advisors and consultants at exercise prices of no less than the fair value of the common stock on the grant date. If at the time of grant, the optionee owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Non-statutory stock options may be granted to employees, advisors and consultants at exercise prices of less than the fair market value of a share of common stock on the date the non-statutory stock option is granted but shall under no circumstances be less than adequate consideration as determined by the board of directors for such a share. The vesting period of stock option grants is determined by the board of directors, ranging from zero to eight years. Stock options granted under the 2018 Plan expire in five or ten years from the date of grant.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding
	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000's)
Balance as of December 31, 2018	405,683	$9.69	6.5	$-
Granted	196,262	5.02
Exercised	-	-
Canceled	(10,160)	10.07
Balance as of September 30, 2019	591,785	$8.14	7.0	$462
Exercisable as of September 30, 2019	380,867	$9.33	5.7	$36

The weighted-average grant date fair value of stock options granted to employees for the nine months ended September 30, 2019 and 2018 was $3.35 per share and $15.63 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended September 30, 2019 and 2018 was $105,061 and $188,000, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2019 and December 31, 2018. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of September 30, 2019 and December 31, 2018, total unrecognized compensation cost related to stock options granted to employees was $745,289 and $435,639, respectively, which is expected to be recognized over a weighted-average period of 2.5 and 2.8 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$26	$16	$72	$50
General and administrative	111	27	237	81
Total stock-based compensation expense	$137	$43	$309	$131

Note 12.	INCOME TAXES

No provision for income taxes was recorded in either of the three months ended September 30, 2019 and 2018. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2019.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2019, and December 31, 2018, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	604,599	403,686	527,573	412,934
Contingently issuable common stock upon exchange of Vaccinex Products, LP interests	1,198,111	1,202,566	1,199,906	1,202,566
Contingently issuable common stock upon exchange of VX3 interests	1,318,797	1,318,797	1,318,797	1,103,825

Note 14.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of September 30, 2019, and December 31, 2018, all long-lived assets are located in the United States.

Note 15.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through September 30, 2019, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

Note 16.	RELATED PARTY TRANSACTIONS

As discussed in Note 9, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $42,000 and $126,000 for each of the three and nine months ended September 30, 2019 and 2018.

As discussed in Note 7, in November 2017, we entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. J. Jeffrey Goater, a member of our board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. The Company received $4,000 and $66,000 in service fee payments for work conducted under the agreement for the three months ended September 30, 2019 and 2018, respectively, and $123,000 and $199,000 for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, the Company recorded $400,000 of revenue related to its agreement with Surface, of which $300,000 was due to the exercise by Surface of its product option and $100,000 was for an exclusive product license.

On July 26, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain investors including FCMI Parent, our majority stockholder, and Vaccinex (Rochester), L.L.C.  FCMI Parent is majority owned and controlled by our chairman of the board and our president and chief executive officer, Dr. Maurice Zauderer, who is also the president and majority owner of Vaccinex, (Rochester), L.L.C. Pursuant to the Stock Purchase Agreement, the Company issued and sold to the investors 3,382,332 shares of our common stock at a purchase price of $4.08 per Share.  The aggregate gross proceeds for the sale of the shares were $13.8 million.  In connection with the Stock Purchase Agreement, on July 30, 2019, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors that were party to the Stock Purchase Agreement, including FCMI Parent and Vaccinex (Rochester), L.L.C. that affords the investors certain registration rights with respect to the shares of our common stock purchased pursuant to the Stock Purchase Agreement. Pursuant to the Registration Rights Agreement, we filed a registration statement on Form S-3 (File No. 333-233607), declared effective on October 8, 2019, registering the shares acquired by the investors in the private placement.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;
•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;
•	the implementation of our business model and strategic plans for our business and technology;
•	the timing and success of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the expected results of any clinical trial and the impact on the likelihood or timing of any regulatory approval;
•	the difficulties in obtaining and maintaining regulatory approval of our product candidates;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of competing therapies and products that are or become available;
•	regulatory developments in the United States and foreign countries;
•	current and future legislation regarding the healthcare system;
•	the scope of protection we establish and maintain for intellectual property rights covering our technology;
•	developments relating to our competitors and our industry;
•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
•	the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
•	the development of our commercialization capabilities, including the need to develop or obtain additional capabilities; and
•	our use of the proceeds from the recent private placement of our common stock.

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

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of SEMA4D biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, VX15, which we believe utilizes novel mechanisms of action. In June 2018, the U.S. Adopted Name Council approved the use of pepinemab as the adopted name for VX15.  We are focused on the development of pepinemab for the treatment of non-small cell lung cancer, or NSCLC, osteosarcoma, melanoma and Huntington’s disease. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies on the market. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. For the three months ended September 30, 2019 and 2018, we reported a net loss of $7.6 million and $6.6 million, respectively, and $25.5 million and $21.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents and marketable securities of $8.6 million and $19.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. Our recurring net losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During each of the nine months ended September 30, 2019 and 2018, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology, Inc. (“Surface”) and Merck Sharp & Dohme Corp. (“Merck”).

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$4,840	74%	$3,953	75%	$16,138	75%	$11,057	72%
Wages, benefits, and related costs	970	15%	754	14%	2,887	14%	2,294	15%
Preclinical supplies and equipment depreciation	479	7%	447	8%	1,434	7%	1,403	9%
Consulting, non-clinical trial services, and other	212	3%	126	2%	663	3%	388	3%
Other	42	1%	34	1%	136	1%	138	1%
Total research and development expenses	$6,543		$5,314		$21,258		$15,280

Our current research and development activities primarily relate to the clinical development of our lead investigational drug, pepinemab (also known as VX 15/2503), in the following programs:

•

Non-Small Cell Lung Cancer (NSCLC). The CLASSICAL–Lung clinical trial is a study of pepinemab in combination with avelumab in advanced NSCLC in collaboration with Merck KGaA, Darmstadt, Germany.  Enrollment is complete, and we anticipate topline data in the first half of 2020.

•	Huntington’s Disease. Our SIGNAL trial evaluating pepinemab for the treatment of Huntington’s disease is ongoing, with topline data expected in the second half of 2020.
•	In addition, pepinemab is being evaluated in multiple investigator-sponsored trials (ISTs) in additional indications:
o

“Window of Opportunity” Studies in Other Cancers – Multiple “window of opportunity” trials are being conducted in the Winship Cancer Institute of Emory University to evaluate pepinemab in combination with immunotherapies in colorectal, pancreatic, head and neck cancer, and melanoma.

o

Melanoma - The UCLA School of Medicine, in collaboration with Bristol-Myers Squibb, is evaluating pepinemab in combination with the checkpoint inhibitors nivolumab and ipilimumab in two cohorts of patients with advanced melanoma whose tumors progressed during treatment with single agent anti-PD-1/PD-L1 immunotherapy.

o	Osteosarcoma - The National Cancer Institute’s Children’s Oncology Group is evaluating pepinemab for the treatment of osteosarcoma.

As a result of our current research and development activities, the following milestones are anticipated:

•	By the end of 2019 – Anticipate submission of a publication of Cohort A data from the SIGNAL trial (pepinemab in Huntington’s disease)
•	First half of 2020 – Expected topline data for combination study of pepinemab and avelumab (Bavencio®) in advanced NSCLC
•	Second half of 2020 – Expected topline data from Cohort B of SIGNAL trial (pepinemab in Huntington’s disease)

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$404	$198	$523	$530
Costs and expenses:
Cost of revenue	8	246	199	732
Research and development	6,543	5,314	21,259	15,280
General and administrative	1,531	1,092	4,741	3,238
Total costs and expenses	8,082	6,652	26,199	19,250
Loss from operations	(7,678)	(6,454)	(25,676)	(18,720)
Change in fair value of derivative liabilities	-	31	-	369
Interest expense	-	(44)	-	(392)
Loss on extinguishment of related party convertible promissory note	-	(199)	-	(2,379)
Other income (expense), net	36	67	139	53
Loss before provision for income taxes	(7,642)	(6,599)	(25,537)	(21,069)
Provision for income taxes	-	-	-	-
Net loss	(7,642)	(6,599)	(25,537)	(21,069)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(7,642)	$(6,599)	$(25,537)	$(21,069)

Comparison of the Three Months Ended September 30, 2019 and 2018

Operating Expenses

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Research and development	$6,543	$5,314	$1,229	23%
General and administrative	1,531	1,092	439	40%
Total operating expenses	$8,074	$6,406	$1,668	26%

Research and Development. Research and development expenses in the three months ended September 30, 2019 increased by $1.2 million, or 23%, compared to the three months ended September 30, 2018. This increase was primarily attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the three months ended September 30, 2019 increased by 439,000, or 40%, compared to the three months ended September 30, 2018. This increase was primarily attributable to costs associated with directors compensation and liability insurance as a result of being a public company.

Change in fair value of derivative liabilities

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Change in fair value of derivative liabilities	$-	$31	$(31)	(100)%

Change in fair value of derivative liabilities in the three months ended September 30, 2018 was due to the repayment of $10.0 million of convertible promissory notes to a related party (the “January 2017 Notes”) and the waiving of the associated option arrangement in March 2018.

Interest Expense

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Interest expense	$-	$(44)	$(44)	(100)%

Interest expense in the three months ended September 30, 2019 decreased by $44,000, compared to the three months ended September 30, 2018, as a result of the repayment of the January 2017 Notes in March 2018 and the repayment in August 2018 of the $1.5 million convertible promissory note issued in June 2016 to a related party (the “June 2016 Note”).

Comparison of the Nine Months Ended September 30, 2019 and 2018

Operating Expenses

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Research and development	$21,259	$15,280	$5,979	39%
General and administrative	4,741	3,238	1,503	46%
Total operating expenses	$26,000	$18,518	$7,482	40%

Research and Development. Research and development expenses in the nine months ended September 30, 2019 increased by $6.0 million, or 39%, compared to the nine months ended September 30, 2018. This increase was primarily attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the nine months ended September 30, 2019 increased by $1.5 million, or 46%, compared to the nine months ended September 30, 2018. This increase was primarily attributable to costs associated with directors compensation and liability insurance as a result of being a public company.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have financed our operations principally through private placements of our preferred stock, issuances of convertible promissory notes and other promissory notes and funding from collaboration agreements with our variable interest entities. Through September 30, 2019, we have received net proceeds of $87.1 million from the issuance of shares of our preferred stock, $39.0 million from issuance of convertible promissory notes and $72.1 million from our variable interest entities.

In August 2018, we completed an initial public offering (“IPO”) of our common stock. We received net proceeds of $37.2 million after deducting underwriting discounts and commissions of $2.8 million but before deducting offering costs of $2.7 million.

In July 2019, we completed a private placement of our common stock. We received net proceeds of $13.8 million.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of September 30, 2019, and December 31, 2018, our principal source of liquidity was cash and cash equivalents and marketable securities in the amount of $8.6 million and $19.7 million, respectively. Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we plan to complete an additional financing transaction either late in the fourth quarter of 2019 or during the first quarter of 2020 in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended September 30, 2019 and 2018, we reported a net loss of $7.6 million and $6.6 million, respectively, and $25.5 million and $21.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018, we had an accumulated deficit of $242.3 million and $216.8 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to all of the risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or capital contributions from our noncontrolling interests. In 2018, VX3 (DE) LLP (“VX3”), received a commitment of $8.0 million of additional funding from FCMI Parent Co. (“FCMI Parent”), which was received in the first quarter of 2018, and commitments of $4.0 million of additional funding in the aggregate from FCMI Parent and another investor, which were received in the second quarter of 2018. In August 2018, we completed our IPO and received net proceeds of $37.2 million. On July 26, 2019, the Company entered into a stock purchase agreement with new and existing investors. The aggregate gross proceeds for the sale of the Shares were $13.8 million. We intend to use the net proceeds from the private placement to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(24,912)	$(17,719)
Cash provided by (used in) investing activities	14,073	(16,158)
Cash provided by financing activities	13,800	40,955

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

During the nine months ended September 30, 2018, operating activities used $24.9 million in cash, primarily as a result of our net loss of $25.5 million.

During the nine months ended September 30, 2019, operating activities used $17.7 million in cash, primarily as a result of our net loss of $21.1 million, aggregate non-cash items of $2.6 million, and $0.8 million net inflow change in our operating assets and liabilities. Non-cash items included a $2.4 million loss from unamortized debt issuance cost upon the repayment of the $4.0 million January 2017 Note in March 2018 and the repayment of the $1.5 million June 2016 Note in August 2018, $0.3 million amortization of debt discount related to certain convertible promissory notes and a $0.4 million gain in fair value of derivative liabilities.

Investing Activities. Cash provided by investing activities during the nine months ended September 30, 2019 resulted from sales and maturities of marketable securities. Cash used investing activities during the nine months ended September 30, 2019 resulted from purchases of marketable securities.

Financing Activities. During the nine months ended September 30, 2019, financing activities provided $13.8 million attributable to the private placement of common stock.

During the nine months ended September 30, 2018, financing activities provided $41.0 million consisting of proceeds from our IPO, net of commissions and underwriting discounts of $37.1 million and the capital contribution from noncontrolling interests of $12.0 million partially offset by a $5.5 million repayment of a convertible promissory note and payments of costs associated with our IPO of $2.7 million.

Convertible Promissory Notes

We had no outstanding convertible promissory notes during the nine months ended September 30, 2019.  During the year ended December 31, 2017, we raised funds through the issuance of $10.0 million of convertible promissory notes, of which $6.0 million were repaid in the same year. On March 8, 2018, we repaid the $4.0 million January 2017 Note and on August 17, 2018, the $1.5 million June 2016 Note was repaid.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2019, we sold 3,382,332 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, to certain investors, including FCMI Parent and Vaccinex (Rochester) L.L.C. for $4.08 per share.  The aggregate gross proceeds for the sale of the shares were $13.8 million.  Each of the investors represented that it was an “accredited investor” as defined in Regulation D, and that it acquired our common stock for investment only and not with a view towards, or for resale in connection with, the public sale and distribution thereof.  At the time of the sale, the common stock offered in the private placement was not registered under the Securities Act and could not have been offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.  Pursuant to a registration rights agreement we entered into with the investors in the private placement, we filed a registration statement on Form S-3 (File No. 333-233607), declared effective October 8, 2019, registering the shares acquired by the investors in the private placement.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of July 26, 2019, incorporated by reference herein from exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2019.

``
10.2

Registration Rights Agreement by and between the Company and the Investors (as defined therein), dated as of July 30, 2019, incorporated by reference herein from Exhibit 10.2 from the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2019.

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

Vaccinex, Inc.
(Registrant)

November 12, 2019	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)