Form 10-K
period 2019-12-31
VACCINEX, INC.
filed 2020-03-09
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38624

Vaccinex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1603202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1895 Mount Hope Avenue Rochester, NY	14620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 271-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VCNX	Nasdaq Capital Market

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

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as computed by reference to the June 30, 2019 closing price reported by Nasdaq, was approximately $23,012,742

As of March 5, 2020, the registrant had 16,356,210 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” “continue” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•	our ability to continue as a going concern;
•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;
•	the implementation of our business model and strategic plans for our business and technology;
•	the timing and success of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the expected results of any clinical trial and the impact on the likelihood or timing of any regulatory approval;
•	the difficulties in obtaining and maintaining regulatory approval of our product candidates;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of competing therapies and products that are or become available;
•	regulatory developments in the United States and foreign countries;
•	current and future legislation regarding the healthcare system;
•	the scope of protection we establish and maintain for intellectual property rights covering our technology;
•	developments relating to our competitors and our industry;
•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
•	the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;
•	the development of our commercialization capabilities, including the need to develop or obtain additional capabilities; and
•	our use of the proceeds from the offerings of our common stock.

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

References in this Annual Report on Form 10-K to “Vaccinex”, the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires.

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D (or SEMA4D) biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab (also known as VX15/2503), an antibody that we believe utilizes novel mechanisms of action.  We are focused on the development of pepinemab for the treatment of non-small cell lung cancer, or NSCLC, Huntington’s disease, or HD, And Alzheimer’s disease, or AD.  Additionally, third party investigators are studying pepinemab in clinical trials in osteosarcoma and melanoma as well as in “window of opportunity” studies in other indications. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform.

•

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various indications, including cancer and neuroinflammatory and neurodegenerative diseases.  Pepinemab’s mechanisms of action block the SEMA4D signal and activate innate physiological mechanisms to respond to tumors or tissue injury. We have demonstrated in preclinical studies in animal models that the biological activities associated with an antibody blockade of SEMA4D can promote immune cell infiltration into tumors and the repair or prevention of neurological damage in neuroinflammatory and neurodegenerative diseases.

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

Vaccinex Product Pipeline

Pepinemab is currently in clinical development by us for the treatment of NSCLC, and HD, in investigator-sponsored trials, or ISTs, for the treatment of osteosarcoma and melanoma, and in multiple “window of opportunity” studies in other indications. Our additional product candidates, VX5 and VX25, are in earlier stages of development and were generated using our ActivMAb and NKT vaccine platforms, respectively. VX5 is a human antibody to CXCL13, a molecule that regulates the formation of immune tissues, and is currently in preclinical development for the treatment of MS and potentially for other autoimmune disorders. VX25, a bi-specific NKT cell stimulator, is being evaluated in various preclinical cancer models and seeks to address challenges for the therapeutic application of NKT cell stimulation for cancer immunotherapy. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D. We are advancing pepinemab with what we believe to be novel mechanisms of action for the treatment of cancer and certain neurodegenerative diseases, including HD. As of December 31, 2019, 521 patients have been treated or enrolled in seven Phase 1 clinical trials and two Phase 2 clinical trials of pepinemab in separate indications.

Cancer

Pepinemab is currently being studied as a treatment for advanced solid tumors, including in clinical trials in NSCLC, osteosarcoma, and melanoma. We have demonstrated in preclinical tumor models that SEMA4D regulates infiltration of immune precursor cells into tumor tissue. Our preclinical data suggest that blocking SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We have also demonstrated in preclinical models the potential for synergy between pepinemab and a checkpoint inhibitor when used in combination. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. Pepinemab was well tolerated in this clinical trial.

In October 2017 in collaboration with Merck KGaA, we initiated the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC who have not previously been treated with immunotherapy. In July 2018, an additional cohort of patients who failed prior immunotherapy was added to the trial.  The CLASSICAL-Lung trial consists of a dose escalation phase and a subsequent dose expansion phase.  We announced in August 2019 that we had completed enrollment in the dose expansion phase.  We anticipate near topline data for this trial in the first half of 2020.

In February 2018, The Children’s Oncology Group, or COG, with financial support from the National Cancer Institute, initiated a Phase 1/2 clinical trial of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. In June 2018, a Phase 1 IST of pepinemab in combination with Yervoy® or with Opdivo® began at the UCLA Jonsson Comprehensive Cancer Center in patients with advanced melanoma who have progressed on prior anti-PD-1/PD-L1 based therapies.  In addition, Emory University has initiated three separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in multiple other indications.  We anticipate that we will present interim analysis of these window of opportunity studies at the American Society of Clinical Oncology, or ASCO, Annual Meeting in May/June 2020.

Huntington’s Disease

We are studying pepinemab as a treatment for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the central nervous system, or CNS. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, Alzheimer’s disease, or AD, progressive MS, and other neurodegenerative disorders. We initiated the SIGNAL study, a Phase 2 clinical trial, in July 2015 in early manifest and late prodromal (pre-manifest) HD patients. This clinical trial builds on preclinical studies in an animal model of HD and safety data from a Phase 1 dose-escalation clinical trial of pepinemab in MS patients that we completed in November 2014. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging.  On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018.  We anticipate publication of data from Cohort A of the SIGNAL trial in the second half of 2020.  Cohort B includes a total of 265 subjects in two cohorts: 179 patients who have early manifest disease, and 86 who are late prodromal.  All subjects are randomized to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. The estimated primary completion date, which is the date on which the last participant in a clinical study is examined or receives an intervention to collect the final data for the primary outcome measure, for the SIGNAL Phase 2 trial is the second half of 2020, with topline data expected in October 2020.  The U.S. Food and Drug Administration, or FDA, has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD.

Alzheimer’s Disease

We intend to initiate a clinical study of pepinemab as a potential treatment for AD in 2020.  This study of pepinemab in AD, which we refer to as “SIGNAL-AD,” will be based on our prior research of neurodegenerative disease mechanisms in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD.  We expect to receive the funding in 2020.  As noted above, the chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in AD as well as in other neurodegenerative disorders.  The design for this study is based on evidence from Cohort A of the SIGNAL clinical trial in HD showing that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging.  Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline.  Recently, it has been reported that FDG-PET is superior to the more established Aβ amyloid-PET as an indicator of cognitive decline in early AD , which gives us greater confidence in relying on the evidence from Cohort A of our SIGNAL clinical trial in HD to inform the SIGNAL-AD trial.  SIGNAL-AD will be a 60 patient, randomized, placebo-controlled, multi-center phase 1b clinical study.  We expect to enroll the first patient in this trial in mid-2020, with top-line data anticipated early 2022.

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

•

Develop pepinemab as a therapy in Huntington’s disease. We initiated the SIGNAL study, a multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical trial in subjects with late prodromal and early manifest HD in July 2015. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. We anticipate publication of data from Cohort A of the SIGNAL trial in the second half of 2020.  On the basis of this data, the design of the Cohort B portion of the trial was modified, and enrollment was completed in December 2018 with a total of 265 subjects.  The estimated primary completion date is the second half of 2020, with top line data expected in October 2020.

•

Develop pepinemab as a therapy in Alzheimer’s disease.  We intend to initiate a randomized, placebo-controlled, multi-center phase 1b clinical study of pepinemab in AD, or the SIGNAL-AD, in 2020.  This trial is based on evidence from Cohort A of the SIGNAL clinical trial in HD that showed treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. We expect to enroll the first patient in mid-2020 with top-line data anticipated in early 2022.

•

Apply our SEMA4D antibody platform to treat serious diseases with unmet needs, including additional neurodegenerative disease and cancer indications. We plan to build on the development work in HD to pursue treatments, potentially in collaboration with strategic partners, for additional neurodegenerative diseases, including progressive MS and AD. We also plan to pursue, alone or with partners, the application of our SEMA4D antibody platform to a variety of other cancers, including head and neck cancer, colorectal, ovarian, breast, renal, gastric and bladder cancers.

•

Leverage our existing SEMA4D collaborations and establish new partnerships. We plan to build on our current research collaborations and establish new partnerships with pharmaceutical companies to explore various applications of our SEMA4D technology and continue to study pepinemab in combination with other cancer immunotherapies in development.

•

Utilize our ActivMAb antibody discovery platform to identify human antibodies for our own pipeline development and for strategic collaborations, as well as for protein discovery collaborations. As demonstrated by the selection of VX5 for the treatment of MS and potentially for other autoimmune disorders, we plan to utilize our ActivMAb platform to select additional product candidates for development or partnership. We also currently have active agreements for antibody selection, including with Surface Oncology, Inc., or Surface Oncology.

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

Emory University

Three separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical melanoma, head and neck, and colorectal or pancreatic cancer patients.  We anticipate that we will present interim analysis of these window of opportunity studies at the American Society of Clinical Oncology, or ASCO, Annual Meeting in May/June 2020.

Huntington Study Group	General CRO-related services for Phase 2 clinical trial of pepinemab in early-stage and late prodromal HD patients.

UCLA Jonsson Comprehensive Cancer Center	Phase 1 IST of pepinemab in combination with Yervoy and Opdivo in patients with melanoma whose tumors have progressed following treatment with any anti-PD-1/PD-L1 antibody.
ActivMAb

Catalent Pharma Solutions, LLC	Selection of an antibody to a cancer membrane target suitable for construction of an antibody drug conjugate employing proprietary Catalent technology.

Surface Oncology, Inc.	Identification and selection of antibodies against two target antigens using our proprietary technology.

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

Our SEMA4D Antibody Platform

Overview

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various indications, including to promote immune cell infiltration into tumors as well as to inhibit neuroinflammatory and neurodegenerative diseases. Pepinemab, a molecule that blocks the signaling activity of SEMA4D, is currently in clinical development by us for the treatment of NSCLC, and HD, as well as by third parties in ISTs in osteosarcoma, and melanoma and in multiple “window of opportunity” studies in other indications. We expect to initiate a clinical trial of pepinemab in AD in mid-2020 and intend to use our SEMA4D platform to address additional cancer indications and neurodegenerative diseases in the future.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D, which is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer or infection. SEMA4D signals through the plexin-B1, or PLXNB1, receptor expressed on many precursor cells. The PLXNB1 receptor molecule can activate the R-Ras protein, which regulates adhesion to the extracellular matrix. Binding of SEMA4D to PLXNB1 can also either activate or inactivate RhoA protein and its effect on ROCK-kinase, which regulates the cell cytoskeleton. These two activities, cell adhesion and cytoskeletal reorganization, control the migration of precursor cells. Precursor cells play an important role in maintaining health and repairing tissue damage in the adult organism by migrating to a target location in the body where they can differentiate into mature functional cells. In the case of an immune precursor cell, the mature cell can engage in protective activity against a tumor or infection. Other precursor cells are dedicated to repairing tissue damage, such as precursor cells that can remyelinate nerve axons at a demyelinated lesion. Depending on the nature of a precursor cell and its natural signaling cascade, a precursor cell will respond to SEMA4D by being attracted or repelled. However, the fundamental biology of activation and migration of precursor cells to a target location in the body where they can differentiate into mature functional cells is similar across multiple types of tissues.

As a result, pepinemab’s ability to affect SEMA4D’s regulation of precursor cells may be relevant to multiple disease indications. In cancer, we believe pepinemab will promote the infiltration of immune precursor cells into the tumor. In HD, we believe pepinemab will mobilize precursor cells that repair damage to myelin and neurons and prevent chronic activation of inflammatory cells of the brain, microglia and astrocytes, which is implicated in neurodegenerative diseases.

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

Collaboration and IST Agreements

Merck KGaA

In October 2016, we entered into a clinical trial collaboration and supply agreement with Merck KGaA through its subsidiary, Ares Trading S.A., to test pepinemab in combination with avelumab checkpoint inhibitor in NSCLC patients whose tumors have progressed on or following chemotherapy, which is the CLASSICAL–Lung clinical trial.  An additional cohort of patients who failed prior immunotherapy was added in July 2018.  We sponsored the investigational new drug application, or IND, for this study and Merck KGaA shares in the cost of the trial. Either party may elect to extend the collaboration to one additional cancer indication under certain circumstances. The agreement does not convey rights or a license to Merck KGaA to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell avelumab, a Merck KGaA compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck KGaA. The agreement continues in full force until completion of all of the obligations of the parties under the agreement. Either party may terminate the agreement upon uncured material breach, good faith belief that safety issues give rise to imminent danger to patients, if a regulator takes action that prevents the party from supplying its compound for purposes of the study, or if it determines to discontinue development of its compound for material safety, medical, scientific, legal or regulatory reasons. Merck may terminate the agreement upon written notice for our failure to adequately respond to notice of Merck’s good faith belief that avelumab is being used in an unsafe manner in the trial.

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

Emory University

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

Huntington Study Group (SIGNAL)

In March 2015, we entered into a Clinical Trial Management Agreement with The Huntington Study Group, or HSG, to provide general CRO-related services for the SIGNAL study in HD, including management of subcontractors involved in the clinical trial, at approximately 30 clinical sites in the United States and Canada, each covered by a standard clinical trial agreement between us, as IND sponsor, HSG and the clinical site. Payments are on a fee for service basis. We will retain ownership of all clinical data generated from this agreement, while HSG and its subcontractors, including the clinical sites, will have the right to use limited data generated from the study for internal educational and non-commercial purposes. No license rights to pepinemab are conveyed to HSG by this agreement.

Pepinemab in Cancer

Overview

We are studying pepinemab as a treatment for advanced solid tumors, including NSCLC. Our preclinical data suggest that blocking of SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. We initiated the CLASSICAL–Lung clinical trial of pepinemab in combination with avelumab, a checkpoint inhibitor of the PD-1/PD-L1 pathway, in October 2017 in patients with NSCLC who have not been previously treated with immunotherapy and in patients who have failed prior immunotherapy. Enrollment in the CLASSICAL–Lung clinical trial is complete with near topline data expected in the first half of 2020.

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

Importantly, as illustrated in Figure 6, the change in cell populations induced by anti-SEMA4D treatment enhances secretion of tumoricidal cytokines (IFN γ, TNF α) and chemokines (CXCL9) that recruit activated CTL while simultaneously reducing secretion of molecules that promote infiltration of immunosuppressive cells (MCP-1, CXCL1, CCL17). This results in increased APC and CTL that can give rise to tumoricidal effects and reduces cells such as regulatory T cells, or Tregs, Myeloid Derived Suppressor Cells, or MDSC, and M2 type Tumor Associated Macrophage, or TAM, that express the characteristic CD206 marker (Figure 5). Neutralizing SEMA4D with anti-SEMA4D antibody, therefore, results in greater immune infiltration as illustrated in Figures 3, 4 and 5 and has the potential to give rise to greater tumor destruction. This is consistent with the Phase 1 clinical trial of pepinemab as a single-agent cancer therapy in patients with solid tumors (e.g., colorectal, breast, lung, renal and bladder cancers) in which patients with higher levels of circulating B and T cells were observed to have longer progression-free survival. We believe the level of circulating B and T cells is a surrogate marker for residual immune competence in these heavily pre-treated patients.

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

The Unmet Medical Need for Cancer

Cancer is a leading cause of death worldwide, and according to the World Health Organization it accounted for 9.6 million deaths globally in 2018. Cancer follows only heart disease as the leading killer in the U.S. The American Cancer Society estimates that an estimated 1.8 million Americans will be diagnosed with cancer and 606,520 will die from the disease in 2020.

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

Among the most promising immunotherapy approaches to activating antitumor immunity is the blockade of immune checkpoints. Immune checkpoints refer to inhibitory pathways hardwired into the immune system that are crucial for maintaining and modulating the magnitude and duration of immune responses to minimize collateral tissue damage. Scientists have observed that tumors co-opt certain immune-checkpoint pathways as a major mechanism of immune resistance, particularly against T cells that are specific for tumor antigens and otherwise would attack the tumor. Research has demonstrated that because many of the immune checkpoints are initiated by the interaction between ligands and their specific receptors, many of these immune checkpoints can be readily blocked by antibodies that neutralize ligands or block receptors. Anti-CTLA-4 antibodies are antibodies to the cytotoxic T-

lymphocyte-associated antigen 4 and Yervoy was the first of this class of immunotherapies to achieve approval by the FDA. Programmed cell death protein 1, or PD-1, is another immune checkpoint pathway currently being targeted with immunotherapies. Merck’s anti-PD-1 drug Keytruda ® (pembrolizumab) is approved for use for the treatment of patients with advanced or unresectable melanoma who are no longer responding to first-line therapy, and Opdivo is approved for patients with melanoma who no longer respond to other drugs and for patients with advanced (metastatic) squamous NSCLC with progression on or after platinum-based chemotherapy. Keytruda has also received approval as first-line therapy in NSCLC patients with high PD-L1 expression and in May 2017 was approved for use combination with chemotherapy in patients with metastatic non-squamous NSCLC and as second line therapy in patients with greater than 1% PD-L1 expression. Both Opdivo and Keytruda have also received approvals for certain populations of patients with head and neck squamous cell carcinoma, or HNSCC, urothelial cancer and Hodgkin’s lymphoma. Other checkpoint inhibitors targeting PD-L1 have also received approvals for certain patient populations with specific cancer indication: Genentech’s Tecentriq® (atezolizumab) in urothelial cancer and NSCLC; Bavencio® in Merkel cell and urothelial cancer; and AstraZeneca’s Imfinzi® (durvalumab) in urothelial cancer and as maintenance therapy in unresectable Stage III NSCLC following chemoradiation therapy.

Currently, there are several hundred clinical trials of anti-PD-1, the receptor, and anti-PD-L1, the matching ligand, many of which may selectively enroll patients with tumors that express the programmed death ligand 1, or PD-L1, due to a greater expected response rate in such patients than those with PD-L1 negative tumors. However, even though PD-L1 positive patients respond better than PD-L1 negative patients, the anticipated response rate of PD-L1 positive patients to single agent anti-PD-1/PD-L1 is generally low, at approximately 20%, with the exception of melanoma and bladder cancers, where response rates can be as high as 35% to 40%. Therefore, we believe it is important to identify combination therapies that could result in greater response rates in more tumor types.

Our Approach to a Combination Therapy in Cancer

Preclinical research into pepinemab in animal models has demonstrated that expression of SEMA4D by cancerous cells and by other tumor associated immune cells is common to a wide variety of tumor types, and that SEMA4D expression in tumors can enhance tumor growth, survival and metastatic potential. We are pursuing the development of pepinemab as a therapeutic for cancer because of its potential to neutralize these effects of SEMA4D.

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

Ongoing and Planned Phase 1b/2 Clinical Trials

Non-Small Cell Lung Cancer (NSCLC)

In October 2017, in collaboration with Merck KGaA, based on safety data obtained in a Phase 1 clinical trial with pepinemab administered as a monotherapy in patients with solid tumors, we initiated the CLASSICAL–Lung Phase1b/2 clinical trial in NSCLC patients who have not previously been treated with immunotherapy and in patients who have failed prior immunotherapy to evaluate pepinemab as a combination therapy with avelumab, a checkpoint inhibitor targeting the PD-1/PD-L1 blocking pathway.  The CLASSICAL-Lung trial consists of a dose escalation phase and a subsequent dose expansion phase.  The dose escalation phase of the trial consisting of 12 subjects is complete, and we have completed enrollment of 50 subjects in the dose expansion phase, which includes 18 subjects in one cohort in which patients are immunotherapy naïve and 32 subjects in a second cohort whose tumors have progressed during or following an initial treatment with anti-PD1/PD-L1.

As of December 31, 2019, approximately 59% of the CLASSICAL-Lung trial subjects whose tumors had progressed during or following treatment with FDA-approved checkpoint inhibitors experienced a halt or reversal of tumor progression after treatment with the combination of pepinemab plus avelumab.  Approximately, half of the subjects who benefited from the combination had been treated with Keytruda and roughly 25% had been treated with Opdivo prior to enrolling in this clinical trial. Two patients had partial responses, or PRs, with approximately 66% and 52% tumor reductions on combination therapy after progression on Keytruda®, and 15 patients experienced stable disease, or SD, including three who had been refractory to prior anti-PD1/PD-L1. As of December 31, 2019, one subject (with a PR) has been on study for one year, four subjects (one PR and three SD) have been on study for at least 26 weeks and an additional five subjects with stable disease have been on study for at least 16 weeks.

Among 21 evaluable immunotherapy naïve patients enrolled, five subjects experienced a partial response following treatment with pepinemab plus avelumab. A total of three subjects have experienced durable clinical benefit for more than one year and an additional three subjects have been on study for at least 26 weeks. The disease control rate (PR plus SD) is approximately 81%.

Comparative analysis of available pre-treatment and on-treatment biopsies in a subset of subjects indicate that there is increased CD8+ T cell influx into tumors following combination therapy in patients experiencing a partial response or stable disease, suggesting a favorable treatment-related change in the tumor microenvironment. Tumor was absent or greatly reduced in on-treatment biopsies from these subjects.

No concerning safety signals with the combination of pepinemab and avelumab have been identified by investigators to date. One dose limiting toxicity, a grade 3 pulmonary embolism, occurred. This resolved and did not recur in that same subject or additional subjects in any cohort, and there have been no dropouts or discontinuations due to toxicity.

Head and Neck Cancer

We believe another mechanism of action of anti-SEMA4D antibody complements and enhances the effects described above of increased tumor penetration by antigen presenting cells, cytokine polarization to a type I antitumor profile, and enhanced infiltration of IFN-producing antigen-specific CD8+ T-cells.  Blockade of SEMA4D appears to also reduce accumulation and activity of myeloid derived suppressor cells, or MDSC, in a preclinical model of head and neck cancer, the MOC1 carcinoma. These changes in MDSC accumulation and function resulted in enhanced T-lymphocyte tumor antigen–specific responses in combination with either CTLA-4 or PD-1 targeted immune checkpoint inhibitors. MDSC appear to play a particularly important role in immune evasion in certain cancer indications, notably including HNSCC, by inhibiting the activity of cytotoxic T-cells. We have observed relatively few MDSC in NSCLC in our SIGNAL trial, as compared to results observed in HNSCC.  As a result of the observations in HNSCC and NSCLC, we are evaluating this opportunity to initiate a combination study of pepinemab and pembrolizumab as compared to single-agent pembrolizumab in a randomized study in HNSCC.

Osteosarcoma

In February 2018, COG with financial support from the NCI, initiated a Phase 1 clinical trial of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. This study is based on the finding that SEMA4D is a key oncogenic factor in this type of cancer.

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

It is contemplated that the study will enroll up to 60 patients to be treated with escalating doses of pepinemab at 10 and 20 mg/kg in combination with 480 mg/kg of nivolumab every 4 weeks or with pepinemab at 10 and 20 mg/kg in combination with 3 mg/kg of ipilimumab every 3 weeks for 4 cycles and then continuing with pepinemab alone every four weeks until, in all cases, confirmed disease progression, unacceptable toxicity, or the subject withdraws consent for further treatment or requires another form of antineoplastic therapy as determined by the investigator. In some cases, subjects may continue study treatment despite apparent disease progression based on iRECIST guidelines, provided there are no new or worsening symptoms and no change in performance status. The primary objectives are to determine (i) the safety and tolerability of the combination of pepinemab with nivolumab, or ipilimumab, in melanoma patients who have progressed on anti-PD-1/PD-L1 based checkpoint inhibitors; and (ii) the recommended phase 2 dose and schedule of the combination of pepinemab with nivolumab, or ipilimumab. Secondary objectives are to (x) define the adverse event profile for the agent combinations and determine attribution (i.e., drug related adverse events); (y) evaluate clinical response of patients treated with maximum tolerated dose or maximum administered dose of the combination of anti-SEMA4D with nivolumab, or ipilimumab by objective response rate as determined by RECIST 1.1 criteria; and (z) evaluate whether adding anti-SEMA4D to PD-1 or CTLA-4 blockade can increase T-cell infiltration into tumors and whether change in T-cell infiltration is associated with response. As of December 31, 2019, there was one subject active in the study. The estimated primary completion date of this IST is the first half of 2021.

Pepinemab in Huntington’s Disease

Overview

We are studying pepinemab as a treatment for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, where we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the CNS, and that such activation can be reduced or prevented by treatment with pepinemab. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, progressive MS, and other neurodegenerative disorders. The FDA has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD.

We completed a Phase 1 dose-escalation clinical trial of pepinemab in MS patients in November 2014. We initiated the Phase 2 SIGNAL study of pepinemab in early-stage and prodromal HD patients in July 2015 to assess the safety, tolerability, pharmacokinetics and efficacy of intravenously administered pepinemab.

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

Figure 10. Pepinemab Promotes Migration of Oligodendrocyte Precursor Cells

Figure 11. Pepinemab Inhibits Activation of Microglia

In addition to microglia, the second major type of innate inflammatory cells of the CNS is the astrocyte. Astrocytes comprise approximately half the cells of the brain. A single astrocyte makes numerous connections to other cells through cytoplasmic extensions. These connections allow astrocytes to provide trophic support in the form of growth factors and nutrients to neurons and other brain cells. Among other important astrocyte functions, the interaction of astrocytes with endothelial cells is required to induce tight junctions and form the blood-brain barrier. The blood vessels that feed the brain are covered with a specialized extension of the astrocyte. In addition, astrocytes are responsible for reabsorbing approximately 80% of the free excitatory transmitter, typically glutamate, released at nerve synapses. This is believed to be an important function to reduce the danger of excitotoxicity induced by high concentrations of excitatory transmitter that can lead to loss of function and degeneration of post-synaptic neurons. Astrocyte activation is common to a number of different neurodegenerative diseases, including HD and progressive MS. When astrocytes are activated, their cytoskeletons partially collapse, and they lose cell contacts. This can cause loss of trophic support and increased concentrations of excitotoxic transmitters leading to neurodegenerative effects. We observed that astrocytes express high levels of receptors for SEMA4D. To determine the effect of SEMA4D signaling on astrocytes, we isolated purified rat astrocytes in culture and investigated the effect of adding recombinant SEMA4D. Quantitative measure of the level of polymerized actin, or F-actin, demonstrated that SEMA4D signaling through receptors on astrocytes results in a statistically significant loss of F-actin, which in turn results in partial collapse of cytoskeleton and corresponding loss of cell contacts. We have therefore concluded that SEMA4D is an important factor for activation of both astrocytes and microglia.

The Unmet Medical Need for Huntington’s Disease

HD is a neurodegenerative genetic disorder that typically manifests in mid-adult life. People with HD experience profound neurodegeneration predominantly in the basal ganglia and cortex, which are brain areas critically involved in motor control and cognitive function. Individuals afflicted with HD develop involuntary movements, known as chorea, as well as significant cognitive and psychiatric problems. The gene inheritance is based on a single mutated autosomal dominant gene. Therefore, an individual with one mutated copy of the gene inherited from either parent will develop the disease. In general, if an individual has the disease, each of his or her children is at 50% risk of inheritance. The disease often manifests in mid-adult life, and as a result, an individual may have already raised a family and unwittingly passed on the mutated gene prior to diagnosis. Thus, each diagnosis may affect more than just one person with devastating impact on the family. To date, treatment is largely directed towards management of symptoms and improving quality of life without much potential for disease modification.

Individuals at risk of HD can be identified by a simple genetic test. There is, therefore, an opportunity for preventative therapy in this devastating inherited disease. We believe a therapeutic that can promote remyelination and repair of damaged nerves and protect against breakdown of the blood-brain barrier while simultaneously reducing inflammation would represent a powerful and comprehensive approach toward preventing or delaying disease onset.

There is no known cure for HD. According to the Huntington’s Disease Society of America, there are over 30,000 people in the United States who have been clinically diagnosed with HD and an additional 250,000 people that are at risk of inheriting the mutated HD allele from their parents. Less than 5% of at-risk individuals pursue predictive genetic testing, due to a lack of effective treatments. However, because there is a 50% chance of inheriting the mutated allele, roughly 125,000 people from the at-risk pool will ultimately develop HD. The development of a disease-modifying therapy could encourage at-risk patients to seek out testing.

Current Approaches to the Treatment of Huntington’s Disease

Despite extensive medical research into the pathogenesis of HD, little progress has been made in developing disease-modifying treatment. Treatment is mainly limited to palliative measures, which evolve as the disease advances. Sometimes, medications to treat some symptoms generate side effects that worsen other symptoms, which complicates the overall treatment regimen and necessitates regular reviews of medications by physicians and updates to the treatment protocol.

To treat movement disorders, clinicians often prescribe antichoreic drugs, such as tetrabenazine or Teva’s Austedo® (deutetrabenazine), or neuroleptics. Tetrabenazine and Austedo® are specifically approved by the FDA to reduce the involuntary jerking and writhing movements associated with HD. However, tetrabenazine carries serious side effects, including worsening or triggering depression, insomnia, drowsiness, nausea and restlessness. Austedo®, a deuterated form of the drug, was approved in April 2017 and may have reduced side effects. Commonly used neuroleptics include Haldol® (haloperidol) and clozapine, which can suppress unwanted movements but can also worsen involuntary contractions and muscle rigidity. Other drugs prescribed to alleviate motor symptoms include anti-seizure medications such as Klonopin® (clonazepam) and anti-anxiety drugs like Valium® (diazepam), although these drugs alter consciousness and carry risks of dependence and abuse.

For psychiatric symptoms, clinicians prescribe antidepressants, antipsychotics, or mood-stabilizing drugs depending on the severity and particular constellation of symptoms for each patient. The antidepressants commonly used in treating HD patients are serotonin reuptake inhibitors, such as Lexapro® (escitalopram), Prozac® (fluoxetine), or Zoloft® (sertraline). Antipsychotics may also be used to suppress violent outbursts, agitation, and other symptoms of mood disorders or psychosis. Mood-stabilizing drugs can treat bipolar symptoms when they are present, including lithium and anticonvulsants, such as valproic acid and lamotrigine. These drugs can cause weight gain, tremors, or gastrointestinal symptoms. To supplement medications, psychotherapy can help HD patients cope and manage behavioral problems while also fostering communication with family members.

Our Approach to Huntington’s Disease

We are studying pepinemab for the treatment of early-stage HD as well as preventative treatment of prodromal subjects, a target population of individuals who have not yet reached the point of clinical diagnosis but are known to carry the dominant HD mutation. We believe SEMA4D impacts the pathology of HD through multiple mechanisms, making SEMA4D a promising target for therapeutic development in this disease. Our primary goal is to develop a treatment that will prevent or delay the progress of, or reduce the symptoms of, the disease in early manifest patients. In patients with prodromal disease, we will seek to prevent or delay disease onset and will supplement endpoints followed in this study with potential biomarkers. The potential biomarkers include imaging markers, cognitive tests and quantitative motor assessments that have been shown in two large observational studies to progress, including during the 10 years just prior to disease onset. The FDA standard for an approvable biomarker is that the biomarker should be “reasonably likely to predict clinical benefit.” We believe that an effective way to meet this standard for the prodromal population would be to demonstrate that clinical outcomes are correlated with a biomarker in manifest disease and that the same biomarker is associated with treatment in pre-manifest disease. It is for this reason that our Phase 2 SIGNAL study in HD includes assessments of both clinical/functional endpoints and imaging biomarkers in both the early manifest and late prodromal populations.

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

Clinical Development of Pepinemab in Neurodegenerative Indications

Early Studies and Preclinical Data

We have conducted preclinical studies evaluating the pepinemab antibody as a therapeutic agent for multiple neurological indications. We examined pepinemab in a transgenic mouse model of HD, finding that weekly pepinemab administration prevented brain degeneration in areas affected by HD. Pepinemab-treated mice also exhibited improvements in a range of behavioral and cognitive tests, but not motor tests. We also examined changes induced by pepinemab in a mouse model of MS, observing substantial reductions in neuroinflammatory processes and a sparing of myelin degradation. These preclinical results were important proof-of-concept steps necessary to move forward with clinical trials in multiple neurological indications.

HD is based on a single mutated gene, and there are transgenic animals that express this gene and reproduce many of the characteristics of the human disease. We and our academic collaborators evaluated the pepinemab antibody as a potential preventative therapy for HD patients in the yeast artificial chromosome, or YAC, transgenic mouse model that expresses full-length mutated human Huntingtin gene, or YAC128, and reproduces many of the characteristic signs and symptoms of HD. Starting at six weeks of age, YAC128 and normal wild type, or WT, control mice received either pepinemab or isotype-control antibodies weekly for 47 weeks. Before the mice reached 12 months of age, behavioral assessments and tissue analyses were performed to determine any benefits from treatment with the pepinemab antibody. As illustrated below in Figure 12, the results demonstrated a significant reduction in the loss of cortical and white matter volume in the brain of the transgenic animals. Loss of brain volume is a characteristic neuropathology in these animals that is also observed in both HD and progressive MS patients.

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

In another cognitive test, investigators found that pepinemab antibody treatment improved spatial memory in a novel object location test in the YAC128 mouse model of HD. Mice are naturally curious and if an object is placed in their cage, they will investigate it through nose probes, or “sniffing.” As demonstrated in Trial 1 in Figure 13, if two different shaped objects are placed at one end of the cage, they investigate both equally because both objects are novel. As demonstrated in Trial 2 in Figure 13, if the mouse is removed and one of the objects is relocated to the opposite end of the cage, then when the same mouse is reintroduced, it will preferentially investigate the object in the now novel location. This is illustrated in the WT control group of Figure 13, where the ratio of investigating the two different objects is represented by the white bars for Trial 1 and by the grey bars for Trial 2. However, as illustrated in YAC128 control group, if this same sequence of trials is performed with YAC128 mice, the ratio of investigating the two different objects is indistinguishable in Trial 1 and Trial 2. This suggests that these mice do not remember which location is old and which location is novel. In contrast, as illustrated in YAC128 anti-SEMA4D group, if YAC128 mice have been treated with pepinemab, then these mice show a memory trial performance indistinguishable from WT control mice. The data suggest that pepinemab may improve the working spatial memory deficits that are found in some neurological disorders such as HD and AD.

Figure 13. Pepinemab May Improve Spatial Memory in the YAC128 Mouse Model

Control WT mice preferentially explore an object in a novel location, while untreated YAC128 mice do not. Treatment of YAC128 with pepinemab antibody preserved this WT behavior.

SEMA4D Upregulation Signals Neuronal Stress and Triggers Inflammatory Transformation of Astrocytes

Although the clinical manifestations of HD clearly indicate neuronal deficits, the close interaction and interdependence of glial cells and neurons allows for the possibility of a glial origin of neuronal pathology by initiating and/or amplifying neuronal dysfunction. We have found that during underlying disease progression in HD transgenic mice, SEMA4D is upregulated (i.e., more highly expressed) in neurons (Fig. 14). Binding of recombinant SEMA4D to purified GFAP+ astrocytes in vitro triggers significant depolymerization of F-actin (Fig. 15), thereby restricting the ability of the astrocytes to extend cytoplasmic projections on which the normal cell functions rely. These results suggested that in the presence of SEMA4D, the ability of astrocytes to perform normal functions, such as the interaction with brain capillaries to facilitate glucose transport, cradle of synapses and expression of glutamate receptors that are responsible for recycling 80% of free glutamate, would be degraded. We have observed similar upregulation of SEMA4D in neurons at progressive stages of disease in HD patient autopsy specimens (Fig 16).  We believe that, in these cases (i) SEMA4D is upregulated as a signal of stress at sites of neuronal injury, (ii) this triggers inflammatory activation of plexin-B1 positive astrocytes in close proximity to neurons, and (iii) the normal role of astrocytes in glucose transport and glutamate recycling becomes compromised, thereby possibly resulting in other functional deficits. Blocking SEMA4D signaling could therefore prevent or reduce disease-associated inflammatory transformation and loss of normal astrocyte functions during neuroinflammatory disease progression. In the case of HD, neuronal stress might be the result of accumulation of aggregates of mutant huntingtin protein. We believe that neuronal stress in other slowly progressive neuroinflammatory and neurodegenerative diseases such as Alzheimer’s may follow from a different physiological cause but result in similar inflammatory response.

Figure 14. SEMA4D is Progressively Upregulated in NeuN+ Neurons of HD Mice

•	SEMA4D expression is upregulated in HD mice as disease progresses, compared to low expression in wild type, or WT, control.
o	SEMA4D is upregulated early in disease, prior to onset of symptoms, which occurs at approximately 5 months of age in Q175 HD transgenic mice.
•	SEMA4D co-localizes with NeuN+ neurons.

The figure above shows NeuN/Sema staining of the retrosplenial cortex region of the Q175 knock-in mouse model of HD and age-matched WT littermate controls. Representative images are shown from analysis of three mice per time-point. M in this figure represents months of age.

Figure 15. SEMA4D Inhibits Cell Migration and Process Extension

Figure 16. SEMA4D is Upregulated in Neurons during Underlying HD Progression in Patients

Completed Phase 1 Clinical Trial

The safety and tolerability of pepinemab was initially assessed in a Phase 1 dose-escalation clinical trial in MS patients. In November 2014, we completed a multi-center, double-blind, placebo controlled, single-ascending dose Phase 1 safety and tolerability clinical trial of intravenous pepinemab in 50 adult patients with MS. Pepinemab was well tolerated in this Phase 1 clinical trial. No dose-limiting toxicity was found in five cohorts with doses ranging from 1 to 20 mg/kg. Only one serious adverse event has been reported and was deemed unrelated to the study treatment. This same clinical trial also provided quantitative data that allowed us to estimate the half-life of the pepinemab antibody in patients as approximately 20 days. We believe this extended half-life will allow us to treat subjects once a month. This is desirable because prodromal subjects with active work lives would not wish to disrupt their schedule with clinic visits that are more frequent than once a month. We selected HD as our initial indication for pepinemab because of the unmet need in the indication, as well as well-characterized natural history and biomarkers, and nearly 100% diagnostic precision based on presence of mutations. The data from the Phase 1 MS safety clinical trial has contributed to the safety database to enable initiation of a Phase 2 clinical trial in HD.

Phase 2 Clinical Trial

Our SIGNAL study is designed to assess the safety and efficacy of pepinemab in early-stage and prodromal HD patients. The SIGNAL study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics, and efficacy of intravenously administered pepinemab. We initiated the clinical trial in July 2015. We engaged a contract research organization specializing in HD, HSG, to assist in site selection and trial management. Our clinical trial is structured as an adaptive design in two cohorts.  The initial Cohort A of 36 patients was treated monthly for six months with either pepinemab or placebo in a 1:1 ratio. At the end of six months, the placebo group crossed over to pepinemab so that all subjects were treated with the drug until month 12.  Interim analysis of Cohort A data for 36 randomized patients was completed in April 2017.  Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging.  On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018.  We anticipate publication of additional data from Cohort A of the SIGNAL trial in the second half of 2020.  Cohort B includes a total of 265 subjects in two groups: 179 patients in group 1 (B1) who have early manifest disease, and 86 in group 2 (B2) who are late prodromal.  All subjects are randomized 1:1 to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Endpoints for this clinical trial include a cognitive assessment battery, and a quantitative motor assessment battery, each developed for HD, as well as imaging by MRI and PET in a subset of patients. Two PET ligands will be employed: FDG-PET, which is expected to reflect effects on astrocyte activation, and TSPO-PET (PBR28), which is expected to reflect effects on microglial activation. These measures may provide confirmation of target engagement for two key mechanisms of action of pepinemab. The estimated primary completion date for the SIGNAL study is the second half of 2020.

Figure 17 shows graphical representations of changes in MRI volume as a percentage of baseline over the full 11-month treatment period for the regions of frontal and parietal lobes that showed the largest consistent treatment effects. The pepinemab-treated group (blue line) appears to be stabilized relative to the loss of MRI volume observed in the first six months by the placebo group (red line), which also appears to stabilize following cross-over to pepinemab at the end of six months. The data indicate that the delayed start does not catch up with early treatment in terms of preservation of MRI volume within this time frame, suggesting a benefit to early treatment.

Figure 17. MRI: Mean Change from Baseline in Regions of Frontal and Parietal Cortex

Pepinemab Treatment vs. Placebo

Figure 18 shows graphical representations of changes in FDG-PET signal as a percentage of baseline over the full 11-month treatment period for the regions of frontal and parietal lobes that showed the largest consistent treatment effects. The pepinemab-treated group (blue line) shows an initial increase in metabolic activity (FDG-PET signal) during the first six months, which in six of the nine regions, as indicated by an asterisk (*), is statistically significant with a p-value of less than 0.05, followed by the more stabilizing effect of continuing treatment relative to the loss of metabolic activity observed in the first six months of the placebo group (red line). The placebo group also shows a sharp increase in metabolic activity following cross-over to pepinemab at the end of six months, which parallels in magnitude and significance the change seen following the initial six months of treatment in the pepinemab-treated group. Statistical significance means that a result is unlikely to have occurred by chance, and the p-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In drug development, preclinical study and clinical trial results are generally considered statistically significant when the probability of the results occurring by chance, rather than from the effect of the drug candidate, is sufficiently low. The FDA generally considers a p-value of less than or equal to 0.05 to be statistically significant.

Figure 18. FDG-PET: Mean Change from Baseline in Regions of Frontal and Parietal Cortex

Pepinemab Treatment vs. Placebo

Figure 18 indicates statistically significant changes in FDG-PET uptake for six of nine regions and a consistent trend of increase in volumetric MRI in multiple cortical regions.

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

We have entered into collaboration agreements with respect to GPCR drug targets. For example, in September 2017, we entered into a research agreement with Merck to demonstrate functional expression of two different multi-pass membrane proteins on the vaccinia envelope as a proof of concept study, and in the fourth quarter of 2018 entered a second agreement with Merck to test these antigen particles in an antibody discovery campaign.  In addition, in November 2017, we entered into an agreement with Surface Oncology to select antibodies against two target antigens, including an undisclosed human multi-pass membrane protein. We delivered the selected antibodies in the second quarter of 2019 and Surface Oncology exercised its option to exclusively license two antibodies targeting one of the antigens from us for research purposes and purchased its option for an exclusive product license of antibodies targeting the other antigen in the third quarter of 2019.  In 2019, we successfully completed antibody discovery campaigns with TWIST Bioscience Corporation, or TWIST, pursuant to which we shipped antigen particles to TWIST for use with its antibody libraries, and a protein engineering project with Heptares Therapeutics, Ltd.  We delivered antibodies to Catalent Pharma Solutions, or Catalent, as part of our ongoing antibody drug conjugate, or ADC, collaboration described below, entered into research collaborations with The University of California Riverside, and Albert Einstein College of Medicine, and successfully completed our protein engineering collaboration with the University of Zurich.

Catalent Pharma Solutions

In October 2017, we entered into an agreement with Catalent to select an antibody to a cancer membrane target suitable for construction of an ADC employing proprietary Catalent technology. Pursuant to the agreement, we will license a Vaccinex-optimized antibody candidate to Catalent for construction of the ADC, testing for efficacy in an animal tumor model, and manufacture for evaluation of tolerability in rodents and cynomolgus monkeys. The ADC will be jointly owned by us and Catalent. We have agreed pursuant to the agreement to discuss in good faith a business relationship to promote and market the ADC.

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

We have recently developed a means of covalent linkage that is far more stable and effective for NKT cell activation, which resolved a key problem of dissociation of the two components, CD1d and a glycolipid ligand, of the NKT-activating molecular complex when administered in vivo. As discussed below, we maintain patent protection in various jurisdictions to cover this proprietary technology.

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

Commercialization

We have not established sales, marketing or product distribution operations. We generally expect to retain some commercial rights in the United States for our product candidates for which we may receive marketing approvals. If pepinemab is approved for the treatment of HD, our current plan is to initiate commercialization of pepinemab for treatment of HD ourselves, in part due to the connections we have established with the HD clinical community as a result of conducting the SIGNAL trial at 30 major HD treatment centers in the United States and Canada.  However, we also expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize pepinemab, upon approval, in other indications and any other products that we develop and obtain approval for in markets outside the United States.

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

To the extent we are successful in developing pepinemab, we believe we would compete with products that utilize a different mechanism of action, particularly with respect to HD because to date there are no marketed preventative therapeutic treatments for HD. Our strategy of targeting neuroinflammation in the brain with an antibody that blocks inflammatory activation of astrocytes differs from genetic strategies that specifically target the Huntington mutation, such as antisense oligonucleotide-based gene therapies under development by Roche and WAVE Life Sciences, among others, and adeno-associated virus-based gene therapies under development by uniQure and Voyager Therapeutics, among others.  We believe that pepinemab has potentially broader applicability to other neurodegenerative diseases, such as AD, that these other approaches.

In cancer, Yervoy, which targets the CTLA-4 protein, was the first immunomodulating monoclonal antibody to receive FDA approval. The FDA has also approved Keytruda and Opdivo for immunotherapy of melanoma and NSCLC, as well as other selected cancer indications. Other antibodies targeting PD-1 or PDL-1, including Tecentriq, Bavencio and Imfinzi, are also in clinical development and have received FDA approval for some cancer indications. These monoclonal antibodies may have been initially tested for specific selected indications, but their broad effects on the immune system as a whole make them potentially relevant across a wide range of solid tumors. We believe the differentiated mechanisms of action of pepinemab provide an opportunity to pursue combination therapy with one or more of these competing technologies. Given the known toxicity of immunotherapy, we believe the evidence from three clinical studies to date that pepinemab is well tolerated as a single agent makes it a potentially attractive candidate for combination therapy.

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

The patent portfolios for our platform technologies and our three most advanced product candidates are summarized below:

SEMA4D Antibody Platform and Pepinemab

Our intellectual property portfolio for our SEMA4D antibody platform and pepinemab includes several issued United States and foreign patents as well as pending U.S. and foreign patent applications encompassing compositions of matter for pepinemab, methods of use and methods of making. We wholly own rights to several families of patents and patent applications related to the SEMA4D antibody platform and pepinemab that will expire or are projected to expire between 2030 and 2038. The “Smith II” patent family discloses and claims a group of antibodies and encoding polynucleotides that includes the pepinemab antibody, as well as methods of making and using the antibodies. This family has a projected expiration date of May 2030. The Smith II family includes granted patents in the United States (four patents), Australia, Canada, China, Eurasia (validated in Russia, Armenia, Azerbaijan, Belarus, Kirgizstan, Kazakhstan, Moldova, Tajikistan, and Turkmenistan), Europe (validated in Austria, Belgium, Czech Republic, Germany, Denmark, Finland, Spain, France, Ireland, the United Kingdom, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, and Switzerland), Israel, Japan (two patents), South Korea, Mexico (two patents), New Zealand (two patents), Singapore, and South Africa, and pending in Brazil, China, Europe, India, South Korea, Thailand, the United States and Vietnam. We also wholly own ten additional pepinemab-related patent families. These are directed to: (i) methods of modifying blood brain barrier permeability and treating neuroinflammatory disorders (projected expiration of October 2032; granted in Australia, Eurasia (validated in Russia), Japan, South Korea, Mexico, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Italy, Luxembourg, the Netherlands, Norway, Portugal, and Sweden), New Zealand, South Africa, and Singapore, and pending in the United States, Brazil, Canada, China, Israel, and Thailand); (ii) methods of treating cancer and inhibiting angiogenesis using a combination of an anti-SEMA4D antibody and a VEGF inhibitor (projected expiration of December 2032; granted in the United States and pending in Canada); (iii) compositions comprising the pepinemab epitope on SEMA4D and related products such as a nucleic acid encoding the epitope, and methods of producing the polypeptide epitope (projected expiration of March 2033; granted in Australia, the United States, New Zealand, and South Africa); (iv) methods of promoting neurogenesis and treating stroke (projected expiration of May 2033; granted in Australia, Eurasia (validated in Russia), Japan, Mexico, New Zealand, Singapore, and the United States, and pending in Brazil, Canada, China, Europe, Israel, South Korea, Thailand and South Africa); (v) methods of treating cancer using a combination of a SEMA4D antagonist and an immune modulator (projected expiration of June 2034; granted in the United States , Australia, Europe, Japan, New Zealand and Singapore, and pending in the United States (two applications), Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, New Zealand South Korea, Mexico, South Africa, Singapore, and Thailand); (vi) methods of inhibiting the growth of atherosclerotic plaques, inhibiting neovascularization and treating atherosclerosis (projected expiration of October 2034; granted in the United States, Australia, Singapore and New Zealand, and pending in New Zealand, Brazil, Canada, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, South Africa, and Thailand); (vii) methods of treating neurodegenerative disorders such as HD (projected expiration of October 2034; granted in the United States (two patents), Australia, Eurasia (validated in Armenia, Azerbaijan, Belarus, Kyrgyzstan, Kazakhstan, Russia, Tajikistan, and Turkmenistan), Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal and Sweden), Japan, and New Zealand, and pending in the United States, New Zealand, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, Singapore (two applications), South Africa, and Thailand); (viii) methods for early detection of glial cell activation in subjects having, suspected of having, or at risk of developing a neurodegenerative or neuroinflammatory disease such as HD, and determining whether such subjects would benefit from treatment a SEMA4D antagonist (projected expiration of February 2038; pending in the United States, Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa); (ix) methods of treating cancer using a combination of a SEMA4D antagonist and an epigenetic modulator (projected expiration of March 2038; pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa); and (x) a fully-human anti-SEMA4D antibody VX18 (projected expiration May 2038; pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa).

In addition, the portfolio includes three U.S. provisional applications, one of which is wholly owned by Vaccinex, one of which is co-owned by Vaccinex and H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, and another which is co-owned by Vaccinex and Merck KGgA. Upon conversion of the provisional applications to conventional US and/or international applications under the PCT in 2020, each application will have an anticipated expiration date in 2040. The provisional application is wholly owned by Vaccinex includes claims directed to methods for inhibiting, delaying, or reducing tumor growth in a subject with cancer by administering a combination a SEMA4D antagonist and an antibody that inhibits TGFbeta. The Vaccinex-Merck co-owned provisional applications includes claims directed to methods for treating, inhibiting, delaying, or reducing malignant cell growth in a subject with cancer whose level of circulating myeloid-derived suppressor cells (MDSCs) is below a predetermined level. The provisional application co-owned by Vaccinex and Moffitt includes claims directed to anti-cancer combination therapy comprising at least one dendritic cell pulsed with an oncodriver and an immunoregulatory molecule inhibitor selected from antagonists of SEMA4D and VEGF, and methods of treating cancer with the combination therapy.

In addition to the patents and applications wholly owned by us, our SEMA4D antibody platform patent portfolio also includes patents and applications exclusively licensed from the Tokyo Medical and Dental University of Japan.

We have exclusively licensed a family of applications directed to compositions and methods for treating osteoporosis and other bone-related diseases from the Tokyo Medical and Dental University of Japan. This family is granted in Australia, Canada, China, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Finland, France, the United Kingdom, Ireland, Italy, the Netherlands, Norway, Sweden, Spain, and Portugal), Japan, Mexico, New Zealand, Singapore, South Korea, and the United States, and is pending in Brazil. The application family has a projected expiration date of May 2032.

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

ActivMAb Platform Patents. Three patent families covering the ActivMAb platform are wholly owned by us. The first family discloses, and claims aspects of the technology as currently practiced that are improved over the in-licensed patent family discussed below. Pending claims in this family include product claims directed to fusion proteins, recombinant libraries, host cells and kits, as well as claims directed to methods of constructing libraries and methods of selecting antibodies possessing a desired specificity. This family has a projected expiration date of March 2033 in the United States and April 2033 in all other jurisdictions. This application family is granted in the United States (two patents), Australia, China, Europe (validated in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Eurasia (validated in Russia), Japan, and New Zealand, and is pending in the United States, Canada, Israel, South Korea, and Singapore. The second family discloses and claims compositions and methods for displaying multi-pass membrane proteins in native conformation on vaccinia virus extracellular virions to enable selection of antibodies binding to these proteins in our ActivMAb platform. This family has a projected expiration date of April 2037 and is granted in the United States and includes pending applications in the United States (two applications), Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa. The third family discloses and claims methods for increasing the number of independent poxvirus genomes in our antibody libraries. This application has a projected expiration date of July 2037, and is pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa.

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

The portfolio further includes three VX5-related patent families wholly owned by us. The first, directed to the VX5 composition and related methods, has a projected expiration date of September 2031. This family is granted in Australia, Canada, China, Europe (validated in Belgium, Switzerland, Germany, Denmark, Finland, France, the United Kingdom, Ireland, the Netherlands, Norway, and Sweden), India, Japan, Mexico, New Zealand, Singapore, South Korea, and the United States, and is pending in the United States, Brazil, and South Korea. The application includes claims directed to antibodies, nucleic acids, vectors, cells and polypeptides, as well as methods for neutralizing CXCL13, and methods of treating autoimmune diseases or inflammatory diseases. The second family, directed to methods of treatment of B cell-mediated inflammatory diseases, e.g., Sjogren’s syndrome, has a projected expiration date of March 2033. This family is granted in the United States, Australia, China, Europe (validated in German, France, and the United Kingdom), Japan, and New Zealand, and is pending in Canada and South Korea. The third family, directed to methods for increasing mucosal IgA levels, has a projected expiration date of January 2034. It is granted in the United States, Japan, Australia, Europe (validated in Germany, France and the United Kingdom), and Japan and is pending in Canada, China, South Korea, and New Zealand.

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

The NKT vaccine portfolio includes three families owned or co-owned by Einstein. The first family, assigned to Einstein and exclusively licensed to us, has a projected expiration date of June 2026 in the United States and August 2025 in the remaining jurisdictions. This family has granted patents in Australia, Canada, China, Europe (validated in Germany, France, and the United Kingdom), Israel, India, Japan (two patents), South Korea, New Zealand and the United States (two patents). Claims in this first family are directed to various ceramide-like glycolipid compositions, methods of evaluating a compound for its ability to activate an NKT cell, and methods of treating or preventing an autoimmune disease, cancer or an infection. The second family, co-assigned to Einstein and us and exclusively licensed to us, has a priority date of February 2013 and a projected expiration date of March 2033 in the United States and February 2034 in all other jurisdictions. This family is granted in the United States (two patents) and Australia, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Italy, Ireland, Luxembourg, Norway, and Sweden), China, Japan, and New Zealand, and is pending in Canada and South Korea. Claims in this second family are directed to compositions that include modified ceramide-like glycolipids with photoreactive groups to allow covalent linkage of the glycolipid to CD1d in bispecific fusion constructs, and also include methods of disease treatment. An additional related family directed to bacterial vaccines is assigned to Einstein and exclusively licensed to us. This family, projected to expire in January 2030, is granted in Australia, China, Europe (validated in Austria, Belgium, Denmark, Finland, France, German, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and Liechtenstein, and the United Kingdom), India, Japan (two patents), New Zealand, South Korea and the United States, and is pending in Canada and China. This family includes claims directed to compositions including ceramide-like glycolipid-modified bacteria, methods of treating or preventing disease using the modified bacteria, and methods of modulating a CD8 T-cell response to bacille Calmette-Guérin, or BCG, using the modified bacteria. Two NKT vaccine-related families are wholly owned by us. One has a projected expiration date of September 2023, and is granted in the United States, Europe (validated in Germany, France, and the United Kingdom) and Canada. This family includes composition claims directed to CD1d molecules fused to antibodies or fragments thereof targeted to specific antigens, and methods of treatment such as inducing anti-tumor responses, preventing or treating autoimmunity or inflammatory diseases, and methods of preventing or treating an infectious disease. The second has a projected expiration date of February 2028, is granted in the United States, Australia, Canada, Europe (validated in Germany, France, and the United Kingdom), and Japan, and is pending in the United States. This family includes claims directed to antigen-loaded CD1d molecules, as well as methods of modulating immune responses, methods of treating and/or preventing diseases, and methods of inhibiting an anergic effect of a ceramide-like glycolipid antigen on NKT cell activity.

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

Biologics Development Process

Before a biologic may be marketed or sold in the United States, a sponsor generally must conduct nonclinical laboratory and animal tests; submit an IND application, which must become effective before clinical trials may begin; conduct adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic for its intended use or uses; undergo pre-approval inspection of manufacturing facilities and sometimes clinical trial sites; and obtain FDA approval of a Biologics License Application, or BLA. The testing and approval process require substantial time and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

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

The FDA will initially review the BLA for completeness before accepting it for filing. Under the FDA’s procedures, the agency has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If it determines that the application does not meet this initial standard, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the requested information, and review of the application is delayed. After the BLA is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with current Good Manufacturing Practices, or cGMP, to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and usually has followed such recommendations.

During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the benefits of the biologic outweigh its risks. A REMS may include various elements depending on what the FDA considers necessary for the safe use of the biologic, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the biologic. If the FDA concludes that a REMS is needed, the BLA sponsor must submit a proposed REMS and the FDA will not approve the BLA without a REMS that the agency has determined is acceptable.

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

For investigational products that are intended to treat serious diseases, certain mechanisms may expedite the development and FDA approval process. For example, the FDA may grant Priority Review designation to a product that could provide significant improvement in the treatment, diagnosis, or prevention of a serious condition. Another FDA Program is Fast Track designation, which a sponsor can request at any time during the development process to facilitate development and expedite review of a product intended to treat a serious condition and fill an unmet medical need. Fast Track designation involves early and frequent communication between the FDA and the sponsor (e.g., about clinical trial design), and also allows rolling review, under which a sponsor may submit sections of its BLA for FDA review on an ongoing basis, rather than waiting to submit the BLA when the entire application is complete, each of which may lead to earlier BLA submission and approval. Breakthrough Therapy designation is another program that is intended to expedite development and review of a product that is intended to treat a serious condition and where preliminary clinical evidence indicates that the product may demonstrate substantial improvement over available therapy on a clinically significant endpoint. Breakthrough Therapy designation provides all of the features of Fast Track designation, as well as the opportunity to obtain early and intensive guidance from the FDA for an efficient drug development program and a commitment to involve senior agency personnel in providing this guidance. Priority Review, Fast Track and Breakthrough Therapy designations do not change the standards for approval or the quality of evidence necessary to support approval, however, and the agency may determine that an investigational product does not meet the criteria for such designation.  Moreover, even if the agency grants designation under one or more of these programs, the agency may subsequently revoke the designation if the agency determines the criteria are no longer met. A fourth program is Accelerated Approval, which is available for a drug intended to treat a serious condition that fills an unmet need. FDA may grant accelerated approval based on such drug’s effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict clinical benefit, subject to the requirement that the sponsor conduct postmarketing confirmatory trials to verify the clinical benefit.

If the FDA determines that a BLA does not meet the regulatory standard for approval, it will issue a Complete Response letter to communicate that the agency will not approve the BLA in its current form and to inform the sponsor of changes the sponsor must make or additional clinical, nonclinical or manufacturing data the sponsor must provide before the FDA can approve the application, with no implication regarding the ultimate approvability of the application. If a Complete Response letter is issued, the sponsor may resubmit the BLA, addressing the deficiencies identified in the letter or withdraw the application.  Even if the sponsor resubmits the BLA, there is no assurance of approval and the FDA may determine that the resubmitted BLA still does not meet the regulatory standards for approval.

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

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs and biological products intended to treat rare diseases or conditions, which generally are diseases or conditions affecting fewer than 200,000 individuals in the United States. If a sponsor submits a request for designation containing information showing, among other things, that a drug or biologic is intended to treat a rare disease or condition, the FDA may grant orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from the application user fees. A drug or biologic that is approved for the orphan designated indication generally is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product (for biologics, that means a product with the same principal molecular structural features) for the same use, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

Post-Approval Requirements

If and when approved, any product candidates manufactured or distributed by us or on our behalf will be subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences, submitting annual reports, and reporting biological product deviations. Also, post-approval modifications to a licensed biologic, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical studies or clinical trials, to be submitted in a new or supplemental BLA, which would require FDA review and approval prior to making the modification.

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

The contours of the BPCIA are still being defined by the FDA through a variety of means, including issuance of regulations, guidance documents and decisions the agency has made in the course of considering and approving specific biosimilar applications. The FDA’s interpretation of the BPCIA, as well as court decisions in lawsuits regarding provisions of the BPCIA, may significantly affect the impact of the statute on both reference product and biosimilar sponsors. For example, the Supreme Court has held that, notwithstanding language in the statute that a biosimilar applicant “shall provide” certain information to the reference product sponsor, the information exchange is not mandatory.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, the VA, the U.S. Department of Defense, or DoD, the Public Health Service and the U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The requirements under the 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

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

In addition, the federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, created federal criminal laws that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

The federal Physician Payments Sunshine Act, implemented as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to direct or indirect payments and other transfers of value to physicians and certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

In addition, to the fraud and abuse laws described above, our business activities likely will be subject to data protection laws and regulations. In the U.S., we may be subject to numerous federal and state laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (e.g., Section 5 of the Federal Trade Commission Act), and the California Consumer Privacy Act, or CCPA.  Compliance with these laws is difficult, constantly evolving, and time consuming.  These laws may differ from each other in significant ways, thus complicating compliance efforts.  Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms.  There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections.  Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.  We may also obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization, or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Affordable Care Act, which has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. Among the provisions of the Affordable Care Act of importance to our business, including, without limitation, our ability to commercialize, and the prices we may obtain for, any of our product candidates that are approved for sale, are the following:

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

•

a Medicare Part D coverage gap discount program, under which a participating manufacturer must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, commonly known as the “donut hole,” as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The Bipartisan Budget Act of 2018, among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap further by raising the required manufacturer discount to 70% off the negotiated price for Medicare Part D beneficiaries in the coverage gap;

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
•

the requirements under the federal Open Payments program created as part of the Physician Payments Sunshine Act under Section 6002 of the Affordable Care Act and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and certain ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit data reports by the 90th day of each calendar year. The U.S. Department of Health and Human Services discloses the information on a public website;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Affordable Care Act and certain of its provisions have been subject to judicial challenges, as well as efforts to repeal or replace them and to alter their implementation and related laws.  For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, or the Tax Act, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including prescription drugs and biologics, were reduced by, on average, 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation has extended the reduction through 2029.  The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. It is possible that the Affordable Care Act, as currently enacted or as may be amended in the future, as well as other health care reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies, as well as in additional downward pressure on coverage and payment and the price that we receive for any approved product, once commercialized.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

Regulation Outside of the United States

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2019, we had 45 full-time employees and 4 part-time employees. Of the full-time employees, 36 were primarily engaged in research and development activities and 15 have an M.D. or a Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe our relationship with our employees is good.

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

In October 2014, pursuant to a series of transactions we refer to as the Reorganization, we reorganized these entities to simplify the structure and the contractual relationships associated with the ownership of rights to our intellectual property. Under the Reorganization, Products LLC was merged with and into us and we became the successor to all existing licenses and service agreements between Products LLC and VX1 and VX2. As successor to Products LLC, we triggered a conversion of the return-oriented securities that had their original principal balances, plus certain accrued but unpaid annual payment obligations, that had previously been held by Products LLC into partnership interests in VX1 and VX2. We created a new partnership, Vaccinex Products, and VX1 and VX2 were consolidated with and into Vaccinex Products, pursuant to which VX1 and VX2 partnership interests were converted into a single class of limited partnership interests of Vaccinex Products. As a result of the Reorganization, Vaccinex Products retains the combined license rights previously held by VX1 and VX2 through an amended license agreement with us and we are currently an 80% owner and the sole general partner of Vaccinex Products. The former VX1 and VX2 noncontrolling investors, Vaccinex Products and we are parties to an amended exchange agreement pursuant to which each noncontrolling investor has the option, at any time, to exchange all, but not less than all, of its Vaccinex Products units on a 1-for-10 basis into shares of our common stock. The exchange agreement also provides that FCMI Financial’s exercise of its option to exchange all, but not less than all, of its Vaccinex Products units for shares of our common stock would trigger the exchange of all Vaccinex Products units held by the other noncontrolling investors for shares of our common stock. Further, under the exchange agreement, as of October 24, 2019, we now have the right at any time to require the exchange of all units held by the noncontrolling investors for shares of our common stock.

In aggregate, the Vaccinex Products units held by the former VX1 and VX2 noncontrolling investors are currently exchangeable into 1,173,500 shares of our common stock, of which 967,983 shares would be beneficially owned by FCMI Parent.

The ownership structure of Vaccinex Products, prior to giving effect to any exchanges of Vaccinex Products units for shares of our common stock is as follows:

Neither Vaccinex Products nor any of its limited partners other than us is an SEC reporting entity.

VX3

In November 2017, we entered into a license agreement, or the VX3 License Agreement, with VX3, which was formed in October 2017 by a group of Canadian investors including our majority stockholder FCMI Parent. Under the VX3 License Agreement, we granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of HD in the U.S. and Canada. Pursuant to the VX3 License Agreement, VX3 agreed to pay us up to an aggregate of $32.0 million in milestone payments in connection with the filing of a BLA or the receipt of regulatory approvals in the United States and/or Canada, as applicable. In addition, VX3 is entitled under the VX3 License Agreement to a share of any pepinemab profits and sublicensing revenue in an amount obtained by multiplying the profits and sublicensing revenue, respectively, by a fraction, the numerator of which is the sum of (A) the aggregate capital contributions made to VX3 by its limited partners and (B) the aggregate milestone payments paid to us under the VX3 License Agreement and the denominator of which is the sum of (1) $130 million and (2) the aggregate costs incurred by us for the pepinemab development costs incurred by us since the effective date of the VX3 License Agreement, and we are entitled to the remainder of the profits and sublicensing revenue. In connection with the VX3 License Agreement, we also entered into the Services Agreement with VX3 effective as of January 1, 2017, pursuant to which we will carry out development activities for pepinemab for the treatment of HD in the U.S. and Canada in exchange for services payments from VX3, including a payment of $11.9 million for 2017 net of certain related expenses. On February 28, 2018, May 15, 2018 and June 12, 2018, the Services Agreement was amended to provide for additional payments of $8.0 million, $2.0 million and $2.0 million, respectively, from VX3 to us for services performed in 2018. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by us, uncured failure of VX3 to make any payment due under the services agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, we will issue to VX3 or its designees the number of shares of our common stock equal to the lesser of (1) the aggregate of all capital contributions made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of our common stock. We have determined VX3 to be a VIE in which we are the primary beneficiary.

We entered into an exchange agreement on August 13, 2018 with VX3 and its partners, including FCMI Parent, that provides each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of our common stock. The exchange agreement also provides that FCMI Parent’s exercise of its option to exchange its VX3 partnership interests for shares of our common stock would trigger the exchange of all VX3 partnership interests for shares of our common stock. Further, under the exchange agreement, we will have a right to require the exchange of all partnership interests in VX3 for shares of our common stock in any of the following circumstances:

•	we enter into a transaction such as a sale, merger or consolidation such that shares of our common stock are or will be sold or exchanged for cash and/or marketable securities;
•	at any time on or after August 13, 2023; or
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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the years ended December 31, 2019, and 2018, we reported a net loss of $31.9 million, $29.5 million, respectively. As of December 31, 2019, and 2018, we had an accumulated deficit of $248.6 million, and $216.8 million, respectively.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations.  Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations.

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

We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, if at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates and have identified conditions that raise substantial doubt about our ability to continue as a going concern.

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our consolidated financial statements as of and for the year ended December 31, 2019, as discussed in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2019. Our independent registered public accounting firm has also noted this in their report issued on our consolidated financial statements for the years ended December 31, 2019, and 2018. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. For the foreseeable future, we will have to raise additional working capital to fund our operations. However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates. We may develop our own commercial organization to address specific markets, which may require additional capital. Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we obtained $7.5 million of financing through the private placement of our common stock in the first quarter of 2020 and we will need to complete additional financing transactions during 2020 in order to continue operations. However, circumstances may cause us to consume capital even more rapidly than we currently anticipate. For example, as we move our lead product candidate through clinical trials and submit Investigational New Drug applications for new indications or other product candidates, we may have adverse results requiring us to find new product candidates or our development plans and anticipated clinical trial design may need to be altered.

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

If a lack of available capital prevents us from expanding our operations or otherwise capitalizing on our business opportunities, our business, financial condition and results of operations could be materially adversely affected. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates or cease operations.

Our ability to use net operating loss and credit carryforwards may be limited as a result of the effects of changes in tax laws and regulations.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss, or NOL, carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL and credit carryforwards could be limited depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. As of December 31, 2019, we had federal NOLs of approximately $229.2 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, generally limited utilization of losses generated after 2017 to 80% of future annual taxable income. Any such limitations or disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Risks Related to Our Business and Industry

Our product candidates are in preclinical development or early stages of clinical development. We cannot predict if we will meet safety and efficacy endpoints in clinical trials, if our preclinical studies and clinical trials will produce positive results, or if we will receive regulatory approval to commercialize and market any of our product candidates.

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

In addition, before obtaining marketing approval from regulatory authorities for the sale of our future product candidates, we or our collaborators must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Despite the results reported in our Phase 1 and Phase 2 clinical trials for pepinemab and in preclinical studies for pepinemab and our other product candidates, we do not know whether the clinical trials we or our collaborators may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials do not produce favorable results, our or our collaborators’ ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

We depend heavily on the success of our lead product candidate, pepinemab, and if we had to cease developing pepinemab, it would have adverse effects on our business and future prospects.

Pepinemab is our most advanced product candidate, and we are focused on developing it for NSCLC, HD, and AD. Additionally, third party investigators are studying pepinemab investigator-sponsored trials, or ISTs, is evaluating pepinemab in osteosarcoma and melanoma as well as in “window of opportunity” studies in other indications. We do not have control over how the ISTs are conducted or designed. These ISTs may identify adverse reactions associated with our product candidates. Any problems that arise in development of pepinemab for one indication, or in one trial, may have an adverse effect on the development of pepinemab for other indications and could cause us to cease development of pepinemab altogether. Similarly, as part of our SEMA4D antibody platform strategy, we intend to also develop pepinemab in additional neurodegenerative disease and cancer indications. Any adverse result or event that causes us to cease developing or limits our development of pepinemab would have adverse effects on our existing business, as well as our future prospects.

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

We may not successfully identify, develop or commercialize new product candidates or new applications of our existing product candidates.

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

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices requirements, or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies, and IRBs or ECs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices, or cGMP. Clinical trials may be suspended by the FDA, other foreign regulatory authorities, or us, or by an IRB or EC with respect to a particular clinical trial site, for various reasons, including:

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

•

the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and

•

any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

Advertising and promotion of any product candidate, even after it obtains approval in the United States, will be subject to scrutiny by the FDA. Violations of applicable requirements, including promotion of our product candidates prior to their approval, or promotion of our approved products for unapproved, or off-label, uses, may be subject to enforcement letters, inquiries and investigations, as well as civil and criminal sanctions. Additionally, comparable foreign regulatory authorities may scrutinize advertising and promotion of any product candidate both before and after it obtains approval in their respective jurisdictions.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which imposes civil penalties against individuals and entities for, among other things, knowingly presenting or causing to be presented, false or fraudulent claims for payment of government funds. Actions under the False Claims Act can be brought by the federal government or as a qui tam action by private individuals in the name of the government, who may receive a share of any judgments or settlement amounts. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and scope, leading to substantial civil settlements regarding certain sales practices, including promoting off-label uses. This growth in litigation has increased the risk that a pharmaceutical or biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, or agree to comply with burdensome reporting and compliance obligations in exchange for not being excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation, which would have a material adverse effect on our business, financial condition and results of operations. Promotion prior to marketing approval or for off-label uses may also give rise to criminal prosecution in the European Union.

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

We are studying pepinemab as both a therapeutic and potentially preventative treatment for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. The development pathway for HD is relatively uncertain, which we believe is in part because there are currently no approved disease modifying products for the treatment of HD. Moreover, because we are also seeking to develop a treatment to prevent or delay progression of prodromal HD, we are focusing on a target population of individuals who have not yet reached the point of clinical diagnosis or those who have been diagnosed relatively recently. This may make it more difficult to document that our drug is effective in preventing HD because there are no clinical endpoints for preventative therapy that the FDA has historically accepted. However, the FDA has indicated that clinical and functional measures will be key endpoints for purposes of evaluating the results of our SIGNAL clinical trial. In addition, we are exploring biomarkers as potentially supportive endpoints that may play an important role in future studies in pre-manifest subjects. If we are to rely on biomarkers for any future pivotal study or studies, however, we anticipate needing to establish that these biomarkers, or others, have a clinically meaningful cognitive or behavioral effect on patients, and there is no certainty that we will be able to do so.

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

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop pepinemab for the treatment of various indications. We are currently focused on developing pepinemab for the treatment of NSCLC, HD, and AD. Additionally, third-party investigators are studying pepinemab clinical trials in multiple other indications including osteosarcoma and melanoma, and in the future, we intend to pursue other indications for pepinemab. However, as a result of our development strategy, or for commercial reasons, including those that could arise from collaborative arrangements with third parties, we may determine that we need to develop a second anti-SEMA4D antibody to pursue one or more indications, including indications that we are currently pursuing or plan to pursue. While we have identified another potential antibody as part of our SEMA4D antibody platform, we have done limited preclinical research with it, and it may require a significant amount of time and cost to develop that antibody to the same stage of development where pepinemab is today. Even if we make the additional investment in this or another antibody, we may not be able to develop another antibody as part of our SEMA4D antibody platform.

We may need to develop or obtain additional capabilities, or enter into arrangements with third parties, to commercialize any product candidates that obtain regulatory approval, and we may encounter unexpected costs or difficulties in doing so.

We will need to obtain additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. Currently, we have no experience in preparing applications for marketing approval, commercial-scale manufacturing, managing of large-scale information technology systems or managing a large-scale distribution system. We will need to enter into arrangements with third parties or add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. There can be no assurance that we will be able to enter into third-party commercialization or distribution arrangements on advantageous terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. Depending on the nature of the third-party relationship, we may have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and/or in compliance with applicable legal and regulatory requirements. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs, or the VA, Federal Supply Schedule, or FSS, pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, U.S. Department of Defense, or DoD, the Public Health Service and U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The requirements under the 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

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

In the United States, Medicare covers drug purchases by eligible beneficiaries through Medicare Part D and reimburses such purchases based on average sales prices for physician-administered drugs under Medicare Part B. Medicare cost reduction efforts, among other initiatives, could decrease the coverage and reimbursement rate that we receive for any of our approved products. While Medicare’s practices apply only to drug benefits for its beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from Medicare may result in a similar reduction in payments from private payors.

The Affordable Care Act significantly changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, the Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, Congress has repealed certain Affordable Care Act-mandated fees, including the tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Medicare statute, effective January 1, 2019, to increase the required manufacturer discount to 70% off the negotiated price for Medicare Part D beneficiaries in the coverage gap, commonly referred to as the “donut hole.”  Additional legislative changes to, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. We continue to evaluate the effect that the Affordable Care Act, as currently enacted or as it may be amended in the future, has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Congressional Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2029 unless Congress takes additional action. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, and transparency measures.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements and interactions with third-party payors, patients and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•

the federal civil False Claims Act imposes liability, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Physician Payment Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as certain ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers in those jurisdictions; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers, and others restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; other states and cities require identification or licensing of sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Despite the implementation of cybersecurity measures that we believe provides adequate safeguards, our information technology and Internet based systems, including those of our current and future CROs and other contractors and consultants, are vulnerable to damage, interruption, or failure from computer viruses, unauthorized access, intrusion, and other cybersecurity incidents. Our information technology and Internet based systems have been in the past, and may be in the future, subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, none of which have been material to us to date. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby.  Such incidents could result in the exposure of sensitive data including the loss of trade secrets, intellectual property, personal identifiable or sensitive information of employees, customers, partners, clinical trial patients, and others, leading to a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we partially rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar cybersecurity incidents relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed.

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

If we sign a collaboration agreement, license agreement or similar agreement with a collaborator to develop a product candidate, that collaborator may have certain rights to further the development of the product candidate, which could include the design and conduct of clinical trials, the preparation and filing of documents necessary to obtain regulatory approval, and the manufacturing, sale, marketing and other commercialization of the product if it obtains regulatory approval. Dependence on a corporate collaborator may subject us to a number of risks, including:

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

Risks Related to Intellectual Property

If we are unable to obtain, maintain or protect intellectual property rights, we may not be able to compete effectively in our market.

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

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and certain periodic maintenance and annuity fees following patent issuance. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing, prosecution, and maintenance of patent applications and patents encompassing technology that we license from, or license to, third parties and in these circumstances are reliant on our licensors, licensees or collaborators. Therefore, these patents and patent applications may not at all times be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after those candidates receive regulatory approval and are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek patent term extensions where these are available upon regulatory approval in those countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent, but no more than fourteen years beyond the date of product approval, for a product that represents the first permitted commercial use of the active ingredient. However, the applicable authorities, including the USPTO and the FDA in the United States, and equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to reference our clinical and preclinical data and launch their products earlier than might otherwise be possible.

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

Risks Related to Our Securities

Our management, chairman of our board, and their affiliates own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2019, our executive officers and directors and their respective affiliates beneficially owned approximately 62.6% of our outstanding common stock, including Albert D. Friedberg, our Chairman, who beneficially owned 51.6% of our outstanding common stock, including 44.5% of our outstanding common stock beneficially owned by FCMI Parent.

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

Our amended and restated certificate of incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine.

In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the federal courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for any claim arising under the Securities Act of 1933, as amended, or the Securities Act. However, in light of the Court of Chancery’s opinion in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, invalidating provisions in the certificates of incorporation of Delaware companies that purport to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act unless and until the Court of Chancery’s decision is reversed by the Delaware Supreme Court on appeal or otherwise abrogated, we do not intend to enforce this provision of our amended and restated certificate of incorporation. If the Delaware Supreme Court affirms the Court of Chancery’s decision or otherwise makes a determination that provisions such as these are invalid, then we will seek approval by our stockholders to amend our amended and restated certificate of incorporation at our next regularly scheduled annual meeting of stockholders to remove the provision. As a result of the Court of Chancery’s decision or a decision by the Supreme Court of Delaware affirming the Court of Chancery’s decision, we may incur additional costs associated with this provision, which could have an adverse effect on our business, financial condition or results of operations.

For the avoidance of doubt, the exclusive forum provisions described above do not apply to any claims arising under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These choice of forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and is subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

There can be no assurance that an adequate trading market for our common stock will be sustained, which may reduce the market value of our common stock and impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration. Our common stock has relatively limited trading volume, which may make it difficult for investors to sell their shares on attractive terms and contribute to the volatility of the trading price of our common stock.

In addition, the stock market in general, and The Nasdaq Capital Market, or Nasdaq, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our Chief Executive Officer;

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements;
•

adopting and implementing new provisions required under accounting principles generally accepted in the United States of America, as prescribed by the Financial Accounting Standards Board, under timelines required for public companies.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) December 31, 2023; (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “VCNX”.

As of March 5, 2020, there were 123 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Repurchases of Vaccinex Securities

We did not repurchase any shares during the fourth quarter of the year ended December 31, 2019.

Use of Proceeds from Registered Securities

On August 9, 2018, the SEC declared our Registration Statement on Form S-1 (File No. 333-226103) effective. Pursuant to that Registration Statement, our underwriters, Oppenheimer & Co. Inc., BTIG, LLC and Ladenburg Thalmann & Co. Inc. offered 3,333,334 shares of our common stock to the public for an aggregate offering price of approximately $40.0 million. Net proceeds of the offering were $34.5 million after deducting underwriting discounts and commissions of $2.8 million and offering expenses of $2.7 million. During the period from the closing of our IPO on August 13, 2018 through December 31, 2019, net proceeds from the IPO were used as follows:

•	approximately $4.1 million to fund development of pepinemab as a combination therapy with avelumab in patients with NSCLC who have not previously been treated with immunotherapy;
•	approximately $16.0 million to fund development of pepinemab as a therapy in Huntington’s disease;
•	approximately $2.2 million to fund preclinical research using our platform technologies;
•

approximately $1.8 million to repay a convertible promissory note (including accrued interest), or the June 2016 Note, held by Vaccinex (Rochester), L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, our President, Chief Executive Officer and a member of our Board of Directors; and

•	approximately $10.4 million for working capital and general corporate purposes.

Other than repayment of the June 2016 Note, no net proceeds were paid, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

On July 30, 2019 the Company raised net proceeds of $13.9 million from a private placement of its common stock. During the period from July 30, 2019 through December 31, 2019, net proceeds from this private placement were used as follows:

•	approximately $0.2 million to fund development of pepinemab as a combination therapy with avelumab in patients with NSCLC who have not previously been treated with immunotherapy;
•	approximately $8.1 million to fund development of pepinemab as a therapy in Huntington’s disease;
•	approximately $0.9 million to fund preclinical research using our platform technologies;
•

approximately $1.8 million to repay a convertible promissory note (including accrued interest), or the June 2016 Note, held by Vaccinex (Rochester), L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, our President, Chief Executive Officer and a member of our Board of Directors; and

•	approximately $4.7 million for working capital and general corporate purposes.

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

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of SEMA4D biology, and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab, which we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of non-small cell lung cancer, or NSCLC, Huntington’s disease, and Alzheimer’s disease. Additionally, third party investigators are studying pepinemab in multiple other indications, including osteosarcoma, melanoma, and in multiple other “window of opportunity” studies in other indications. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. For the years ended December 31, 2019 and 2018, we reported a net loss of $31.9 million and $29.5 million, respectively. As of December 31, 2019, and 2018, we had cash and cash equivalents and marketable securities of $2.8 million and $19.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. Our recurring net losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2019, and as a result, our independent registered public accounting firm has noted this in the opinion they issued on our consolidated financial statements. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order for us to continue operations.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the years ended December 31, 2019 and 2018, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology, Merck Sharp & Dohme Corp., and Heptares Therapeutics, Ltd.

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

	Year Ended December 31,
	2019		2018
	(in thousands)%		(in thousands)%
Clinical trial costs	$18,800	73%	$16,698	75%
Wages, benefits, and related costs	3,927	15%	3,029	13%
Preclinical supplies and equipment depreciation	1,882	7%	1,863	8%
Consulting, non-clinical trial services, and other	856	3%	567	3%
Other	205	1%	196	1%
Total research and development expenses	$25,670		$22,353

Our current research and development activities primarily relate to the clinical development in the following indications:

•

Non-Small Cell Lung Cancer (NSCLC). We are evaluating pepinemab in combination with avelumab in NSCLC in our CLASSICAL-Lung clinical trial.  We announced in August 2019 that enrollment in this trial is complete and we expect topline data for this trial in the first half of 2020.

•

Huntington’s Disease. We are evaluating pepinemab for the treatment of HD in our SIGNAL trial.  Enrollment in this trial, consisting of 265 subjects, was completed in December 2018.  We expect data from this trial in October 2020.

•

Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for osteosarcoma and melanoma, and in multiple “window of opportunity” studies in additional cancer indications, and we intend to initiate a clinical trial of pepinemab in Alzheimer’s disease in mid-2020.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$523	$724
Costs and expenses:
Cost of revenue	199	1,033
Research and development	25,670	22,353
General and administrative	6,669	4,619
Total costs and expenses	32,538	28,005
Loss from operations	(32,015)	(27,281)
Change in fair value of derivative liabilities	-	369
Interest expense	-	(392)
Loss on extinguishment of related party convertible promissory note	-	(2,379)
Other expense, net	152	165
Loss before provision for income taxes	(31,863)	(29,518)
Provision for income taxes	-	-
Net loss	(31,863)	(29,518)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc.	$(31,863)	$(29,518)

Comparison of the Years Ended December 31, 2019 and 2018

Revenue and Cost of Revenue

The $0.5 million service revenue and $0.2 million cost of revenue during the year ended December 31, 2019 was primarily due to service and product license fees and related costs incurred for our collaboration agreements. The $0.7 million service revenue and $1.0 million cost of revenue during the year ended December 31, 2018 was primarily due to recognition of deferred revenue and cost incurred for our collaboration agreements entered into in December 2017.

Operating Expenses

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands)
Research and development	$25,670	$22,353	3,317	15%
General and administrative	6,669	$4,619	2,050	44%
Total operating expenses	$32,339	$26,972	$5,367	20%

Research and Development. Research and development expenses in the year ended December 31, 2019 increased by $3.3 million, or 15%, compared to the year ended December 31, 2018. This increase was attributable to the increase in patients enrolled in active clinical trials.

General and Administrative. General and administrative expenses in the year ended December 31, 2019 increased by $2.1 million or 44%, compared to the year ended December 31, 2018. This increase was primarily attributable to legal and directors and officers liability insurance in addition to investor relation costs associated with the issuance of common stock through a private placement.

Loss on extinguishment of related party convertible promissory notes

The $2.4 million loss on extinguishment of related party convertible promissory notes in the year ended December 31, 2018 is associated with the write-off of the unamortized debt discount of the January 2017 Notes and June 2016 Note upon the repayment of such notes during the year ended December 31, 2018.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have financed our operations principally through private placements of our preferred and common stock , issuances of convertible promissory notes and other promissory notes, the initial public offering, or IPO, of our common stock, subsequent private placements of our common stock, and funding from collaboration agreements with our variable interest entities. Through December 31, 2019, we have received gross proceeds of $87.1 million from the issuance of shares of our preferred stock, $39.0 million from the issuance of convertible promissory notes and $72.1 million from our variable interest entities, $37.2 million from the IPO, and $13.8 million from the July 2019 private placement of our common stock.  In addition, in January 2020 we completed a private placement of our common stock for gross proceeds of $7.5 million, which has been subsequently registered with the Securities and Exchange commission via Form S-3.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of December 31, 2019, and 2018, our principal source of liquidity was cash and cash equivalents and marketable securities in the amount of $2.8 million and $19.7 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.  For a discussion of the additional financing completed during the first quarter of the year ended December 31, 2020, see Note 16 to the consolidated financial statements.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2019, and 2018, we reported a net loss of $31.9 million and $29.5 million, respectively. As of December 31, 2019, and 2018, we had an accumulated deficit of $248.6 million and $216.8 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to all of the risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our recurring net losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2019.

Until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or capital contributions from our noncontrolling interests. In the third quarter of 2019 we completed a private placement of our common stock and received net proceeds of $13.8 million.  In 2018, VX3 (DE) LLP, or VX3, received a commitment of $8.0 million of additional funding from FCMI Parent Co., or FCMI Parent, which was received in the first quarter of 2018, and commitments of $4.0 million of additional funding in the aggregate from FCMI Parent and another investor, which were received in the second quarter of 2018. In August 2018, we completed our IPO and received net proceeds of $37.2 million. In July 2019, we completed a private placement of our common stock and received net proceeds of $13.8 million, and in January 2020 we completed a private placement of our common stock for gross proceeds of $7.5 million.  Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates or cease operations. If we raise additional funds through the issuance of additional debt or equity securities it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(30,715)	$(25,276)
Cash provided by (used in) investing activities	14,073	(14,241)
Cash provided by financing activities	13,800	40,955

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

During the year ended December 31, 2019, operating activities used $30.7 million in cash, primarily as a result of our net loss of $31.9 million, aggregate non-cash items of $652,000, and $496,000 net inflow change in our operating assets and liabilities. Non-cash items included a $249,000 depreciation expense and $447,000 of stock-based compensation expense. The net inflow change in our operating assets and liabilities was primarily the result of a $725,000 decrease in prepaid and other current assets as a result of a shorter policy term for Directors and Officers insurance, and timing of payments for clinical trial related expense.

During the year ended December 31, 2018, operating activities used $25.3 million in cash, primarily as a result of our net loss of $29.5 million, aggregate non-cash items of $2.6 million, and a $1.6 million net inflow change in our operating assets and liabilities. Non-cash items included a $2.4 million loss from unamortized debt issuance cost upon the repayment of the $4.0 million January 2017 Note in March 2018 and $1.5 million June 2016 Note in August 2018, a $369,000 gain in fair value change of derivative liabilities, a $308,000 amortization of debt discount related to the convertible promissory notes, $223,000 depreciation expense and $177,000 of stock-based compensation expense. The net inflow change in our operating assets and liabilities was primarily the result of a $2.4 million increase in accrued liabilities mainly attributable to increased clinical trial related accruals, a $421,000 increase in accounts payable due to increased clinical trial activities, partially offset by a $522,000 increase in accounts receivable, $384,000 increase in prepaid and other current assets as we made payments for clinical trial related expense, and a $298,000 decrease in deferred revenue as a result of the amortization of upfront payments from our collaboration agreements entered in 2017.

Investing Activities. Cash provided by investing activities during the year ended December 31, 2019 of $14.1 million resulted from sales of marketable securities and capital expenditures to purchase property and equipment. Cash used in investing activities during the years ended December 31, 2018 of $14.2 million resulted from purchases of marketable securities offset by capital expenditures to purchase property and equipment.

Financing Activities. During the year ended December 31, 2019, financing activities provided $13.8 million from the proceeds of a private offering of our common stock.

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

Convertible Promissory Notes

During 2017, we raised funds through the issuance of $10.0 million of convertible promissory notes or the January 2017 Notes, of which $6.0 million were repaid in the same year. On March 8, 2018, we repaid the $4.0 million January 2017 Notes and on August 17, 2018, the $1.5 million June 2016 Note was repaid. In connection with the issuance of the January 2017 Notes, we also entered into a side letter agreement with a related party that granted the related party an exclusive option to acquire shares with a fair value of up to $4.0 million in the next qualifying financing, or the option arrangement, at a price per share equal to the conversion price of the January 2017 Notes, which option arrangement was waived on March 8, 2018.

Capital Contributions from Noncontrolling Interests

In November 2017, we entered into a license agreement, or the VX3 License Agreement, with VX3, which was formed in October 2017 by a group of Canadian investors including our majority stockholder, FCMI Parent. Under the VX3 License Agreement, we granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada. Pursuant to the VX3 License Agreement, VX3 agreed to pay us up to an aggregate of $32.0 million in milestone payments and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. In connection with the VX3 License Agreement, we also entered into a services agreement with VX3, or the Services Agreement, effective as of January 1, 2017, pursuant to which we will carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3, including a payment of $11.9 million for 2017 net of certain related expenses. On February 28, 2018, May 15, 2018 and June 12, 2018, the Services Agreement was amended to provide for additional payments of $8.0 million, $2.0 million and $2.0 million, respectively, from VX3 for services performed in 2018. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by us, uncured failure of VX3 to make any payment due under the services agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, we will issue to VX3 or its designees the number of shares of our common stock equal to the lesser of (1) the aggregate of all capital contributions made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of our common stock.

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

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act, or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to companies that comply with public company effective dates of such accounting standards.

Research and Development Expenses

Research and development expenses represent costs associated with developing our proprietary drug candidates, our collaboration agreements for such drugs, and our ongoing clinical studies.

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our drug candidates. Expenses related to clinical trials are accrued based on our estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are revised or the scope of a contract is revised, we will modify the accruals accordingly on a prospective basis and will do so in the period in which the facts that give rise to the revision become reasonably certain.

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

Interest Rate Risk

We had cash and cash equivalents of $2.8 million as of December 31, 2019. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm.  This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2019, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Albert D. Friedberg, age 73, has served as the Chief Executive Officer and President and a director of Friedberg Mercantile Group Ltd., a Toronto-based commodities and investment management firm, since founding the company in 1971. Since 1978, Mr. Friedberg served as the President and Chief Investment Strategist for the Friedberg Group of Funds. Mr. Friedberg was appointed as a member of the Commodity Futures Advisory Board of Ontario in 1979 and served as chairman of the Toronto Futures Exchange from March 1985 to June 1988. Mr. Friedberg received a B.A. in Economics from Johns Hopkins University and an MBA in International Banking from Columbia University. We believe that Mr. Friedberg’s experience in the financial and investment management industry, and his experience as the Chief Executive Officer and President and service as a director of Friedberg Mercantile Group give him the qualifications and skills to serve as our chairman on our board of directors.

Alejandro M. Berlin, M.D., MSc, age 38, has served as a radiation oncologist staff and clinician-investigator at Princess Margaret Cancer Centre, a Toronto-based health service provider, since September 2015. From January 2013 to December 2014, he was a radiation oncology clinical research fellow at Princess Margaret Cancer Centre. From January 2007 to August 2015, Dr. Berlin served as a radiation oncologist at Clinica Alemana Santiago, a Chile-based health service provider. Dr. Berlin is a member of the Canadian Prostate Cancer (CPC-Gene) project, which is part of the International Cancer Genome Consortium. Dr. Berlin received his medical degree from the Pontificia Universidad Católica de Chile and M.S. from the Institute of Medical Sciences, University of Toronto. We believe that Dr. Berlin’s experience in the oncology field and in clinical research gives him the qualifications and skills to serve on our board of directors.

Jacob B. Frieberg, age 63, has served as a principal at The WTF Group, a Toronto-based property management company, since founding the company in 1984. Prior to that time, he was the Vice President at Rockford Developments, a Toronto-based multi-family building company. Mr. Frieberg received a B.A. in Economics from the University of Western Ontario. We believe that Mr. Frieberg’s experience in business, including his management responsibility, gives him the qualifications, skills and financial expertise to serve on our board of directors.

J. Jeffrey Goater, age 44, has served as Chief Executive Officer and a director of Surface Oncology, a publicly traded immunotherapeutics company since February 2018. Mr. Goater served as Secretary of Surface from February 2017 to February 2018. Prior to Surface, Mr. Goater served as Chief Financial Officer and held other senior business and finance positions at Voyager Therapeutics, Inc., a publicly traded gene therapy company, from September 2013 to December 2016. Prior to that, he served as Vice President of Business Development at Synageva BioPharma Corp., a biopharmaceutical company (acquired by Alexion Pharmaceuticals, Inc.) from April 2013 to July 2013, and prior to that, he worked as an investment banker at Evercore Partners Inc. (now Evercore, Inc.) from April 2008 to April 2013, most recently as Managing Director. Prior to that, Mr. Goater worked as an equity research analyst at Cowen and Company, LLC, covering the biopharmaceutical sector, from August 2004 to March 2008. Mr. Goater received a B.A. in Biology, an M.S. in Pathology, an M.S. in Microbiology and Immunology and an MBA, all from the University of Rochester. We believe that Mr. Goater’s experience as a finance and business development executive in the pharmaceutical industry and his experience in investment banking give him the qualifications and skills to serve on our board of directors.

Bala S. Manian, Ph.D., has served as chairman of the board of directors of ReaMetrix Inc., a privately held biotechnology company, since founding the company in 2004, and has served as director of Equillium, Inc., a publicly traded biotechnology company, since June 2019. He also currently serves as a director of Syngene International Limited, a publicly traded Indian biotechnology company, and previously served as a director of Biocon Ltd., a publicly traded Indian biopharmaceutical company. Dr. Manian is a co-founder and director of Quantum Dot Corporation, a privately held bioscience company, and a co-founder of SurroMed, Inc., a privately held biotechnology company, and serves as a director at other life sciences companies. He was also the founder and chairman of the board of directors of Lumisys Incorporated, a medical imaging company acquired by Eastman Kodak Co., the founder and chairman of the board of directors of Molecular Dynamics Incorporated, a life science instrumentation company acquired by APBiotech Inc., and the founder and chairman of the board of directors of Biometric Imaging Inc., a privately held biotechnology company. Dr. Manian received a B.S. in Physics from the University of Madras, an M.S. in Applied Optics from the University of Rochester and a Ph.D. in Mechanical Engineering from Purdue University. We believe that Dr. Manian’s experience as a founder of numerous biotechnology companies and his service as a director of other publicly traded and privately held life science companies give him the qualifications and skills to serve on our board of directors.

Gerald E. Van Strydonck, age 75, served as the Chief Financial Officer of Colgate Rochester Crozer Divinity School from August 2008 to December 2018. Mr. Van Strydonck was previously the Senior Vice President and Chief Financial Officer of Sigma Marketing LLC, the Senior Vice President and Chief Financial Officer of Essex Partners Inc., and a managing partner of the Rochester, New York office of PricewaterhouseCoopers LLP. Mr. Van Strydonck has also served on the boards of other privately held companies. Mr. Van Strydonck received a B.B.A. from St. John Fisher College and an MBA from the State University of New York at Buffalo. We believe that Mr. Van Strydonck’s experience in public accounting and as a Chief Financial Officer of various companies and his service as a director give him the qualifications, skills and financial expertise to serve on our board of directors.

Barbara Yanni, age 65, has served on the boards of Trevena, Inc., from July 2014 to present, Cerenis Therapeutics, SA, from July 2018 to present, and Akcea Therapeutics, Inc., from December 2019 to present, each publicly traded biopharmaceutical companies. Ms. Yanni has also served on the board of a privately held biopharmaceutical company, Symic Bio, Inc. since February 2015 to present. Previously, Ms. Yanni was Vice President and Chief Licensing Officer at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2001 until her retirement in March 2014. Prior to this, Ms. Yanni served in various roles at Merck including in corporate development, financial evaluation and tax. Ms. Yanni received an A.B. from Wellesley College, a J.D. from Stanford Law School and an LL.M. from New York University. We believe that Ms. Yanni’s experience in biotechnology and pharmaceutical business evaluation and transaction execution, her financial and general business knowledge, and her service as a director of other publicly traded and privately held life science companies give her the qualifications, skills and financial expertise to serve on our board of directors.

Maurice Zauderer, Ph.D., age 74, has served as our President and Chief Executive Officer since our inception in April 2001. Prior to founding the company, Dr. Zauderer was an Associate Professor at the University of Rochester and has also held senior faculty positions at Columbia University. During his academic career, Dr. Zauderer held the position of visiting scientist at the Laboratory of Cell Biology, the Ontario Cancer Institute and the National Cancer Institute. Dr. Zauderer received a B.S. in Physics from Yeshiva University and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology. We believe that Dr. Zauderer’s experience as an executive officer and his knowledge in biological sciences, immunology and oncology give him the qualifications and skills to serve on our board of directors.

Executive Officers and Senior Management

We are currently served by four executive officers, Dr. Zauderer, Mr. Royer, Mr. Watkins and Dr. Smith, together with one additional member of the senior management team.

Maurice Zauderer, Ph.D., age 74, is our President and Chief Executive Officer. Additional information about Dr. Zauderer can be found under “Directors,” above.

Scott E. Royer, CFA, MBA, age 46, joined us in February 2018 as our Chief Financial Officer. Prior to joining us, Mr. Royer was the Chief Financial Officer and Director of Finance of the Medical Films Group of Carestream Health, a medical and dental imaging company and an independent subsidiary of Onex Corporation, a Canadian publicly traded private equity investment firm. In this position, Mr. Royer provided financial, analytical, and decision-making support to the management team, and coordinated strategic plans and expenditure controls. Mr. Royer received a B.S. in Accounting from the State University of New York College at Geneseo, an MBA from Rochester Institute of Technology, and an Executive MBA from Villanova University, and is a credentialed Chartered Financial Analyst (CFA).

Raymond E. Watkins, age 61, has served as our Senior Vice President and Chief Operating Officer since January 2006. Mr. Watkins previously served as our Vice President and Operations Officer from July 2001 to January 2006. Prior to joining us, Mr. Watkins served in various roles in operations and manufacturing at Life Technologies, Inc., a privately held life science company, which merged with Invitrogen Corporation in September 2000.

Ernest S. Smith, Ph.D., age 48, has served as our Senior Vice President, Research and Chief Scientific Officer since December 2008. Dr. Smith previously served as our Vice President, Research and Chief Scientific Officer from April 2003 to December 2008 and our Research Director from June 2001 to April 2003. Prior to joining us, Dr. Smith was a research scientist at the University of Rochester. Dr. Smith received a B.A. in Biology from St. John Fisher College, and an M.S. and a Ph.D. in Immunology from the University of Rochester.

John E. Leonard, Ph.D., age 73, has served as our Senior Vice President, Development since January 2009. Prior to joining us, Dr. Leonard served as a principal at John Leonard Consulting, LLC from September 2005 to January 2009. From February 2003 until September 2009, he was the Vice President, Program Executive of Biogen Idec, Inc., a publicly traded biotechnology company, and from August 1988 until January 2003 he served in various roles in product development, regulatory affairs and quality assurance at IDEC Pharmaceuticals Corporation, which merged with Biogen, Inc. to form Biogen Idec, Inc. Dr. Leonard received a B.S. in Chemistry and an M.S. in Chemistry and Biochemistry from California State University, Long Beach, and a Ph.D. in Biochemistry from the University of California, Riverside.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and greater than 10% stockholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in Company securities.

During fiscal year 2019, all of our directors and officers timely complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except for Mr. Frieberg, a director, who was late in filing three Form 4s, each reporting a single transaction, and Mr. Van Strydonck, a director, who was late in filing three Form 4s, each reporting a single transaction.  In making this statement, we have relied upon the written representations of our directors and officers, and copies of the reports that they have filed with the SEC.

Code of Ethics

We adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code of business conduct and ethics is on our website, www.vaccinex.com, under “Investors” and the sub-heading “Corporate Governance.”

Audit Committee

The board of directors has an audit committee that is responsible for assisting our board of directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

The members of the audit committee are Messrs. Van Strydonck (Chair) and Frieberg, and Dr. Manian. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Van Strydonck qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation.

As a smaller reporting company under the Exchange Act and an emerging growth company under the Securities Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements pursuant to Item 402(m)-(q) of Regulation S-K.

Compensation of Named Executive Officers

This section discusses the material components of our executive compensation program, including the compensation paid to the following individuals, each of whom is one of our named executive officers for fiscal year 2019:

•	Maurice Zauderer, Ph.D., our president and chief executive officer;
•	Raymond E. Watkins, our senior vice president and chief operating officer; and
•	Ernest S. Smith, Ph.D., our senior vice president, research and chief scientific officer.

Summary Compensation Table

The following table shows certain information about the compensation of our named executive officers during the fiscal years indicated.

Name and Principal Position	Year	Salary $	Option Awards (1) $	Total $
Maurice Zauderer	2019	346,872	52,000	398,872
President and Chief Executive Officer	2018	336,768	--	336,768
Raymond E. Watkins	2019	242,442	20,800	263,242
Senior Vice President and Chief Operating Officer	2018	235,374	--	235,374
Ernest S. Smith	2019	242,442	20,800	263,242
Senior Vice President, Research and Chief Scientific Officer	2018	235,477	--	235,477

(1)

The amounts in this column reflect the aggregate grant date fair value of employee stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock-Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K. For 2019, Dr. Zauderer received a grant of stock options on March 15, 2019, with an exercise price of $4.29 and a grant date fair value for each stock option of $2.60. Mr. Watkins and Dr. Smith received a grant of stock options on March 15, 2019, with an exercise price of $3.90 and a grant date fair value of each stock option of $2.60.

Narrative to Summary Compensation Table

On March 5, 2019, the compensation committee approved a three percent cost of living base salary adjustment for Dr. Zauderer, Mr. Watkins and Dr. Smith, effective as of April 1, 2019 resulting in a base salary of $349,399, $244,208 and $244,208, respectively.

In 2019, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan, or the 2018 Plan. Dr. Zauderer received a grant of incentive stock options on March 15, 2019 to purchase 20,000 shares of our common stock with an exercise price of $4.29, and that vest in four equal annual installments beginning on March 15, 2020 and may be exercised on a cashless basis pursuant to the 2018 Plan. Each of Mr. Watkins and Dr. Smith received a grant of incentive stock options on March 15, 2019 to purchase 8,000 shares of our common stock with an exercise price of $3.90, and that vest in four equal annual installments beginning on March 15, 2020 and may be exercised on a cashless basis pursuant to the 2018 Plan. None of our named executive officers were granted incentive stock options in 2018.

We believe the 2019 compensation was set at a level that appropriately rewarded our named executive officers for their contributions.

Key Elements of our Compensation Program

The primary objective of our policies and programs with respect to the compensation of executive officers, including our named executive officers, is to attract and retain talented and qualified executives, and to motivate them to pursue the Company’s business objectives to create long-term value for our stockholders. We are focused on designing a competitive compensation package, including incentive compensation components, to promote the achievement of corporate and individual performance objectives. We continually evaluate our compensation program, including its components, the relative weighting of these components as well as additional elements to implement, as our business evolves.

Decisions regarding executive compensation are the primary responsibility of the compensation committee. The compensation committee annual reviews the compensation strategy of the Company, with respect to executive officers, including base salary, incentive compensation and equity-based grants, including whether to adopt, amend and terminate such compensation. Our compensation plans and the amount and relative weighting of each compensation element paid to our named executive officers are generally developed by our management and approved by our compensation committee on an individual, case-by-case basis utilizing a number of factors, including publicly available data and our general business conditions and objectives, as well as our subjective determination with respect to each executive’s individual contributions to such objectives. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or equity incentives.

Annual Review of Compensation Mix

We review compensation annually for our executive officers, including base salary, which is a fixed element in our total compensation package. In setting and determining whether to adjust base salaries, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, and individual performance as compared to our expectations and objectives.

The compensation committee, in accordance with the provisions of its charter, determines and approves the compensation for our executive officers. The compensation committee typically reviews and discusses with our chief executive officer the proposed compensation packages for members of our senior management (other than the chief executive officer), taking into account any recommendations of the chief executive officer at its sole discretion. The compensation committee then approves the compensation for our executive officers. The compensation committee, without the chief executive officer being present, reviews and approves annually the corporate goals and objectives applicable to the compensation of the chief executive officer, evaluates performance in light of those goals and objectives, and determines and approves the compensation level of our chief executive officer based on this evaluation.

To date, the compensation committee has not engaged a compensation consultant or adopted a peer group of companies for purposes of determining executive compensation.

Incentive Compensation Awards

The 2018 Plan helps us attract and retain executive officers, other employees and service providers, as well as our non-employee directors. We believe that awarding incentive compensation, including equity compensation, to our executive officers and others will align the interest of our executives with our stockholders and stimulate their efforts toward our continued success, long-term growth and profitability. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards.

Outstanding Equity Awards at December 31, 2019

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2019:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Maurice Zauderer:
	--	20,000 (2)	4.29	03/14/2024
	2,589	--	14.90	03/31/2024
	2,589	--	14.90	06/30/2024
	3,325	--	7.10	12/23/2025
Raymond E. Watkins:
	36,804	--	7.10	12/22/2025
	4,617	--	7.10	12/23/2025
	--	8,000 (2)	3.90	03/14/2029
Ernest S. Smith:
	40,729	--	7.10	12/22/2025
	5,110	--	7.10	12/23/2025
	--	8,000 (2)	3.90	03/14/2029

(1)	All outstanding awards of stock options were granted under either our 2018 Plan or our 2011 Employee Equity Plan, or the “2011 Plan”.
(2)	This option vests in four equal annual installments beginning on March 15, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into employment or change-in-control agreements, contracts or arrangements with any of our executive officers, except for standard form employee confidentiality and nondisclosure agreements with our employees, including each of our named executive officers. Any future employment or change-in-control agreements, contracts, and arrangements will be subject to the discretion of our board of directors and/or compensation committee, as applicable.

Concurrent with the closing of our initial public offering, we adopted a plan to provide severance benefits to eligible employees, or our “Severance Pay Plan”. Our Severance Pay Plan offers employees, including our named executive officers, with at least one year of service a lump sum cash payment in the event of an involuntary severance (other than for cause) as a result of or within 12 months following or 60 days prior to a change in control. Employees are generally eligible to receive between four and 26 weeks’ salary, with the amount payable to a given employee determined by multiplying two weeks’ salary by total number of completed years of service. However, executive officers are eligible to receive a lump sum amount equal to six months’ salary.

In the event of an involuntary severance (other than for cause) not related to a change in control, eligible employees, including named executive officers, may, in the sole discretion of the compensation committee, be entitled to such severance benefit under the Severance Pay Plan as the compensation committee may determine.

Payment under the Severance Pay Plan is also subject to the execution and delivery of a release in favor of us and our affiliates.

Other Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, short and long-term disability, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable laws. We also provide vacation and other paid holidays to all employees, including our named executive officers. We believe these benefits are important to attracting and retaining experienced executives. We do not currently provide perquisites to our named executive officers, given our attention to the cost-benefit tradeoff of such benefits, and the compensation committee’s review of the benefit offerings at other similar companies.

Director Compensation

As a smaller reporting company under the Exchange Act and an emerging growth company under the Securities Act we are providing the following director compensation information in accordance with the scaled disclosure requirements of Regulation S‑K.

Cash and Equity Compensation

Effective August 2018, our board of directors approved a non-employee director compensation program. Under this program, each non-employee director, except for Mr. Friedberg, will receive an annual cash retainer of $35,000. Each non-employee director may elect to receive the annual base retainer in the form of vested stock options, provided such election is made in the calendar year preceding the year in which such compensation is earned. We will pay all amounts in quarterly installments. The Chairperson of each committee of the board will receive additional annual cash compensation as follows: (a) Audit Committee, $15,000; (b) Compensation Committee, $10,000; and (c) Nominating & Governance Committee, $7,500.

In addition, upon first becoming a director, each non-employee director will receive a one-time initial award of stock options to purchase approximately $64,000 (determined using the Black-Scholes method) of our common stock, which will fully vest on the one year anniversary of the date of grant, subject to the director’s continued service on the board of directors, and may be exercised on a cashless basis pursuant to the 2018 Plan. Thereafter, each non-employee director, except for Mr. Friedberg, will receive an annual award of stock options to purchase approximately $40,000 (determined using the Black-Scholes method) of our common stock, which will fully vest on the one year anniversary of the date of grant, subject to the director’s continued service on the board of directors.

Mr. Friedberg does not receive any compensation for his service as a director.

Director Compensation Tables

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2019. Directors who are also our employees receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash $	Option Awards $ (1)	Total $
Albert D. Friedberg	--	--	--
Alejandro M. Berlin	35,000	40,000	75,000
Alan L. Crane (2)	12,981	--	12,981
Jacob B. Frieberg	35,000 (3)	40,000	75,000
J. Jeffrey Goater	42,500	40,000	82,500
Bala S. Manian	35,000	40,000	75,000
Gerald E. Van Strydonck	50,000 (3)	40,000	90,000
Barbara Yanni	45,000	40,000	85,000

(1)

The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K.

(2)	Mr. Crane served as a director from January 1, 2019 until May 14, 2019.
(3)	For fiscal year 2019, Messrs. Frieberg and Van Strydonck elected to receive stock options in lieu of their $35,000 annual retainer pursuant to our Director Compensation Program.

The following table provides information regarding equity awards held by each non-employee director as of December 31, 2019:

Name	Stock Options Outstanding (#)
Albert D. Friedberg	—
Alejandro M. Berlin	14,114
Alan L. Crane (1)	41,000
Jacob B. Frieberg	23,593
J. Jeffrey Goater	15,957
Bala S. Manian, Ph.D.	7,718
Gerald E. Van Strydonck	35,593
Barbara Yanni	14,114

(1)	During fiscal year 2019, Mr. Crane served as a director from January 1, 2019 until May 14, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by stockholders	579,731 (1)	$8.04	230,952 (2)(3)
Not approved by stockholders	--	--	--
Total	579,731 (1)	$8.04	230,952 (2)(3)

(1)

In connection with the adoption of the 2018 Plan, we ceased making awards under the 2011 Plan, although the terms of such plan will continue to govern the outstanding awards previously granted thereunder. This number represents shares issuable upon exercise of awards granted under the 2011 Plan and the 2018 Plan.

(2)	Excludes shares reflected in column (a). Includes 230,952 shares remaining available for issuance under our 2018 Plan.
(3)

Effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by two percent of the total number of issued and outstanding shares of our common stock as of December 31st of the immediately preceding year or such lesser number as our board of directors may decide, which may be zero.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 6, 2020, by (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of persons, known by us to beneficially own more than 5% of any class of our voting securities. Percentages are based on 16,356,210 shares issued and outstanding, except where noted. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Vaccinex, Inc., 1895 Mount Hope Avenue, Rochester, New York 14620.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers:
Maurice Zauderer (1)	1,714,374	(2)	10.5%
Raymond E. Watkins	51,271	(3)	*
Ernest S. Smith	55,839	(4)	*
Directors:
Albert D. Friedberg	10,809,885	(5)	58.4%
Alejandro M. Berlin	6,396	(6)	*
Jacob B. Frieberg	81,702	(7)	*
J. Jeffrey Goater	8,539	(8)	*
Bala S. Manian	—		—
Gerald E. Van Strydonck	27,875	(9)	*
Barbara Yanni	6,396	(10)	*
All directors and executive officers as a group (12 persons)	12,808,760	(11)	68.4%
Greater than 5% Stockholders:
FCMI Parent Co., et al (12)	9,786,997	(12)	52.9%
Antibody Investments LLC (13)	1,895,583	(13)	11.6%
MSD Credit Opportunity Master Fund, L.P. (14)	1,225,490	(14)	7.5%
Vaccinex (Rochester), L.L.C. (15)	1,097,753		6.7%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Dr. Zauderer is also a director of the Company.
(2)

Includes (a) presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 13,503 shares of our common stock, (b) 213,209 shares and 212,161 shares of common stock held directly by the Jeremy Zauderer Trust and the Jordan Zauderer Trust, respectively, over which Dr. Zauderer exercises voting control, and (c) 1,097,753 shares held by Vaccinex (Rochester), L.L.C., or Vaccinex LLC, of which Dr. Zauderer is the president and a majority owner.  Dr. Zauderer exercises voting and investment power over the shares held by Vaccinex LLC.

(3)	Includes presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 43,421 shares of our common stock.
(4)	Includes presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 47,839 shares of our common stock.
(5)

Includes (a) 8,781,381 shares held by FCMI Parent Co., (b) 967,983 shares held by FCMI Financial Corporation, (c) 37,633 shares held by Pan Atlantic Bank & Trust Limited, or Pan Atlantic, and (d) 583,333 shares held by Friedberg Global Macro Hedge Fund Ltd., or G-M Fund, of which the Friedberg Mercantile Group, Ltd., or FMG, is the investment manager. All shares reported as beneficially owned are presently outstanding, other than (i) 967,983 shares are issuable upon exchange of units of Vaccinex Products LP owned directly by FCMI Financial and (ii) 1,180,051 shares are issuable upon exchange of units of VX3 (DE) LP, or VX3, owned directly by FCMI Parent Co., or FMCI Parent. Mr. Friedberg, directly and through his control over FCMI Parent, shares held by members of his family and trusts for the benefit of members of his family, may be considered the beneficial owner of all of the common stock beneficially owned by FCMI Parent. By virtue of his control of FCMI Parent, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned directly by its wholly-owned subsidiaries, FCMI and Pan Atlantic. By virtue of his control of FMG, which exercises voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned by G-M Fund.

(6)	Includes presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 6,396 shares of our common stock.
(7)

Includes (a) presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 15,875 shares of our common stock, (b) 8,840 shares issuable upon the exchange of limited partnership interests in Vaccinex Products, 4,420 of which are held by Benbow Estates, Ltd., an entity owned by Mr. Frieberg’s wife and of which Mr. Frieberg is an officer, and (c) 4,121 shares issuable upon the exchange of partnership interests in VX3, which are held by Gee Eff Services Limited, an entity solely owned by Mr. Frieberg and of which Mr. Frieberg is the president.

(8)	Includes presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 8,239 shares of our common stock.
(9)	Includes presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 27,875 shares of our common stock.
(10)	Includes presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 6,396 shares of our common stock.
(11)

Includes (a) presently exercisable, or exercisable within 60 days of March 6, 2020, stock options for 211,014 shares of our common stock, (b) 976,823 shares issuable upon the exchange of limited partnership interests in Vaccinex Products, and (c) 1,184,172 shares issuable upon the exchange of partnership interests in VX3.

(12)

Includes 967,983 shares issuable upon the exchange of limited partnership interests in Vaccinex Products held by FCMI Financial, a subsidiary of FCMI Parent. Includes 1,180,051 shares issuable upon the exchange of partnership interests in VX3. Includes 37,633 shares held by Pan-Atlantic. Mr. Friedberg is the majority owner, a director and the president of FCMI Parent and shares voting and investment power over the shares held by FCMI Parent. This information is derived from the Amendment No. 2 to Schedule 13D filed by FCMI Parent on January 27, 2020. The address for FCMI Parent is 181 Bay Street, Suite 250, Toronto, Ontario Canada M5J 2T3.

(13)

Michael Shumacher, Manager of Antibody Investments LLC, exercises voting and investment power over the shares held by Antibody Investments LLC. The address for Antibody Investments LLC is 7 Hartom Street, 2nd Floor, Har Hotzvim, Jerusalem, Israel 9777507.

(14)

MSD Partners, L.P. exercises voting and investment power over the shares held by MSD Credit Opportunity Master Fund, L.P., or MSD. The address for MSD c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(15)

Dr. Zauderer is the president and a majority owner of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC. The address for Vaccinex LLC is 44 Woodland Road, Pittsford, New York 14534.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Our board of directors has adopted a written policy for transactions with related persons. During its review of such relationships and transactions, the audit committee considers (1) a general description of the transaction; (2) the material terms and conditions of the transaction; (3) the name of the related person and the basis on which such individual or entity is a related person; (4) the related person’s position or relationship with or ownership of any entity that is a party to or has an interest in the transaction; (5) whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; (6) the extent of the related person’s interest in the transaction; and (7) any other matters the committee or board of directors deems appropriate.

The following is a description of transactions since January 1, 2018 to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or any affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment and compensation arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Bridge Loan Agreements

Between August 2014 and January 2017, we entered into bridge loan agreements, or the “Bridge Agreements”, with certain investors pursuant to which we received $19.9 million from FCMI Parent, our majority stockholder, which is controlled by Albert D. Friedberg, the chairman of our board of directors, and $13.6 million from Vaccinex LLC, which is majority owned and controlled by Dr. Maurice Zauderer, our President, Chief Executive Officer and a member of our board of directors. Pursuant to the terms of the Bridge Agreements, we issued convertible promissory notes to the investors, including FCMI Parent and Vaccinex LLC, as described more fully below.

FCMI Parent Convertible Promissory Notes

Pursuant to the Bridge Agreements, we issued convertible promissory notes to FCMI Parent. On March 8, 2018, $4.0 million of the notes were repaid in full. None of the convertible promissory notes issued to FCMI Parent remain outstanding. In connection with the issuance of the notes, we also entered into an option arrangement with FCMI Parent that granted FCMI Parent an option to acquire shares of equity with a fair value of up to $4.0 million in the next qualifying financing, at a price per share equal to the conversion price of certain of the notes, which option arrangement was later waived.

Vaccinex LLC Convertible Promissory Notes

Pursuant to the Bridge Agreements, we issued convertible promissory notes to Vaccinex LLC. The only convertible promissory note outstanding as of August 7, 2018 was a June 2016 note in the aggregate principal amount of $1.5 million. That loan balance was repaid in full on August 17, 2018.

Lease Agreement

We lease our corporate headquarters facility from 1895 Management, Ltd., which is a wholly owned, indirect subsidiary of FCMI Parent. We incurred rent of $168,000 under this lease for each of the years ended December 31, 2018 and 2019. The lease agreement requires monthly rental payments of $14,000 through expiration of the lease on October 31, 2020.

Surface Oncology, Inc.

In November 2017, we entered into a research collaboration and license option agreement with Surface Oncology, or the Collaboration and Option Agreement, to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. J. Jeffrey Goater, a member of our board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface Oncology. We have invoiced an aggregate of approximately $1,055,456 under this agreement through December 31, 2019.  Additional amounts may be payable to us on a fee-for-service basis in connection with research to be performed under the Agreement.  In the third quarter of 2019, Surface Oncology purchased its option to obtain an exclusive license to make, use, sell, and import products incorporating antibodies targeting the first antigen and exercised its option to obtain an exclusive license to use two antibodies targeting the second antigen to perform research activities. The exclusive research license agreement, which we entered into in September 2019, provides for an upfront fee of $100,000 and annual maintenance fees up to an aggregate of $250,000.

VX3

In November 2017, we entered into the VX3 License Agreement with VX3, which was formed in October 2017 by a group of Canadian investors including FCMI Parent. Pursuant to the VX3 License Agreement, VX3 agreed to pay us up to an aggregate of $32.0 million in milestone payments and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. In connection with the VX3 License Agreement, we also entered into the Services Agreement with VX3 effective as of January 1, 2017, pursuant to which we will carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3, including a payment of $11.9 million for 2017 net of certain related expenses. On February 28, 2018, May 15, 2018 and June 12, 2018, the Services Agreement was amended to provide for additional payments of $8.0 million, $2.0 million and $2.0 million, respectively, from VX3 for services performed in 2018. The VX3 License Agreement provides that upon termination, we will issue to VX3 or its designees the number of shares of our common stock equal to the lesser of (1) the aggregate of all capital contributions made to VX3 by its partners (i.e. the Canadian investors) divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of our common stock. We have determined VX3 to be a variable interest entity in which we are the primary beneficiary.

We entered into an exchange agreement on August 13, 2018 with VX3 and its partners, including FCMI Parent, that provides each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of our common stock. The exchange agreement also provides that FCMI Parent’s exercise of its option to exchange its VX3 partnership interests for shares of our common stock would trigger the exchange of all VX3 partnership interests for shares of our common stock. Further, under the exchange agreement, we have a right to require the exchange of all partnership interests in VX3 for shares of our common stock in any of the following circumstances:

•	we enter into a transaction such as a sale, merger or consolidation such that shares of our common stock are or will be sold or exchanged for cash and/or marketable securities;
•	at any time on or after August 13, 2023; or
•

either we or VX3 enters into a licensing, partnering or similar transaction with respect to one or more products and indications licensed to VX3 by us, and all amounts then due and owing to VX3 in connection with such transaction have been paid to VX3.

Private Placements of Common Stock

July 2019 Private Placement

On July 26, 2019, we entered into a stock purchase agreement with several investors pursuant to which we sold to the investors 3,382,332 shares of our common stock at a purchase price of $4.08 per share for aggregate gross proceeds of $13,799,915, or the July 2019 Private Placement. FCMI Parent, Vaccinex LLC, and MSD purchased 1,838,235, 183,824, and 1,225,490 shares of our common stock for aggregate purchase prices of $7,499,999, $750,002, and $4,999,999, respectively, in the July 2019 Private Placement. MSD became an owner of 5% of our outstanding common stock as a result of its acquisition of shares.  In connection with the July 2019 Private Placement, on July 30, 2019, we entered into a registration rights agreement with the investors in the July 2019 Private Placement, pursuant to which we filed a Registration Statement on Form S-3 (File No. 333-233607) with the SEC, which was declared effective on October 8, 2019.

January 2020 Private Placement

On January 21, 2020, we entered into a stock purchase agreement with several investors pursuant to which we sold to the investors 1,468,563 shares of our common stock at a purchase price of $5.09 per share for aggregate gross proceeds of $7,474,985.67, or the January 2020 Private Placement. FCMI Parent, Vaccinex LLC, and Jacob Frieberg, a member of our board of directors, purchased 982,318, 98,231, and 39,292 shares of our common stock for aggregate purchase prices of $4,999,998.62, $499,995.79, and $199,996.28, respectively, in the January 2020 Private Placement. In connection with the January 2020 Private Placement, on January 23, 2020, we entered into a registration rights agreement with the investors in the January 2020 Private Placement, pursuant to which we filed a Registration Statement on Form S-3 (File No. 333-236417) with the SEC, which has yet to be declared effective.

Director Independence

The Company’s Corporate Governance Guidelines define an “independent” director in accordance with the applicable provisions of the Exchange Act and the applicable rules of Nasdaq, which are the Nasdaq Listing Rules. As the Company believes it is not possible to anticipate or explicitly provide for all potential situations that may affect independence, the board of directors periodically reviews each director’s status as an independent director and whether any independent director has any other relationship with the Company that, in the judgment of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out such director’s responsibilities as a director. The board of directors annually makes an affirmative determination as to whether each director is “independent” under the applicable provisions of the Exchange Act and the Nasdaq Listing Rules.

The board of directors has determined that Messrs. Frieberg and Van Strydonck, Drs. Berlin and Manian, and Ms. Yanni are each independent. In fiscal year 2019, Alan L. Crane decided not to stand for re-election as a director at our 2019 Annual Meeting of Stockholders. The board of directors has determined that Mr. Crane was an independent director for the period in fiscal year 2019 during which Mr. Crane served as a director.

Item 14. Principal Accounting Fees and Services.

Fees for Professional Services Provided by Deloitte & Touche LLP

The following table shows fees for professional services provided by Deloitte & Touche LLP during the fiscal year ended December 31, 2019 and the fiscal year ended December 31, 2018.

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$190,000	$480,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$190,000	$480,000

Audit fees during fiscal year 2019 and fiscal year 2018 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for related services that are normally provided in connection with registration statements and the offerings of our securities. Additionally, audit fees during fiscal year 2018 included fees for professional services rendered in connection with the registration for our initial public offering. There were no audit-related fees, tax fees or other fees incurred during fiscal year 2019 or fiscal year 2018.

Policy on Pre-Approval of Retention of Independent Registered Public Accounting Firm

In accordance with applicable laws, rules and regulations, the audit committee charter requires that the audit committee have the sole authority to review in advance and pre-approve all audit and non-audit fees and services provided to us by our independent registered public accounting firm. Accordingly, all audit services for which Deloitte & Touche LLP was engaged were pre-approved by the audit committee. The audit committee may delegate to one or more designated members of the audit committee the authority to grant required pre-approval of audit and permitted non-audit services. The decision of any member to whom authority is delegated is required to be presented to the full audit committee at its next scheduled meeting.

Independence Analysis by Audit Committee

The audit committee considered whether the provision of the services described above was compatible with maintaining the independence of Deloitte & Touche LLP and determined that the provision of these services was compatible with the firm’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The consolidated financial statements listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2018).

3.2	Amended and Restated Bylaws of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 13, 2018).
4.1*	Description of Common Stock.

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).
10.1

First Amended and Restated Investor Rights Agreement, dated August 22, 2003, by and among the Company and the parties thereto (incorporated herein by reference for Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.2+	Vaccinex, Inc. 2011 Employee Equity Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.3+

May 15, 2014 Amendment to the Vaccinex, Inc. 2011 Employee Equity Plan (incorporated herein by reference from Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1 filed on August 8, 2018).

10.4+

Form of Stock Option Agreement under Vaccinex, Inc. 2011 Employee Equity Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.5+	Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.6+

Form of Incentive Stock Option Agreement under the Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.7+

Form of Non-Qualified Stock Option Agreement under the Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.8+	Severance Pay Plan (incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.9+	Director Compensation Program (incorporated herein by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.10+

Form of Indemnification Agreement by and between the Company and each of its directors and officers (incorporated herein by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.11†

Exclusive License Agreement, dated December 29, 1998, by and between the Company and the University of Rochester (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.12†

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

10.14

Amended and Restated Exchange Agreement, dated October 24, 2014, by and among the Company and the parties listed therein (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed July 9, 2018).

10.15†

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

10.17

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

10.22

VX3 Exchange Agreement, dated August 13, 2018, by and among the Company, VX3 Inc., VX3 (DE) LP, FCMI Parent Co., and certain investors listed on Schedule A thereto (incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.23

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of July 26, 2019 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.24

Registration Rights Agreement dated July 30, 2019 by and between the Company and the Investors (as defined therein) (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.25

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of January 21, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2020).

10.26

Registration Rights Agreement, dated January 23, 2020, by and between the Company and the Investors (as defined therein) (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 23, 2020.

21.1	Subsidiaries of the Company (incorporated herein by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith, as applicable.
+	Management contract.
†	The Company was granted confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaccinex, Inc.

Date: March 9, 2020	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	March 9, 2020
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Scott E. Royer, CFA, MBA	Chief Financial Officer	March 9, 2020
Scott E. Royer, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Albert D. Friedberg	Chairman of the Board	March 9, 2020
Albert D. Friedberg

/s/ Alejandro M. Berlin, M.D., MSc	Director	March 9, 2020
Alejandro M. Berlin, M.D., MSc

/s/ Jacob B. Frieberg	Director	March 9, 2020
Jacob B. Frieberg

/s/ J. Jeffrey Goater	Director	March 9, 2020
J. Jeffrey Goater

/s/ Bala S. Manian, Ph.D.	Director	March 9, 2020
Bala S. Manian, Ph.D.

/s/ Gerald E. Van Strydonck	Director	March 9, 2020
Gerald E. Van Strydonck

/s/ Barbara Yanni	Director	March 9, 2020
Barbara Yanni

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vaccinex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaccinex, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 9, 2020

We have served as the Company’s auditor since 2014.

VACCINEX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,776	$5,618
Marketable securities	-	14,106
Accounts receivable	898	639
Prepaid expenses and other current assets	336	1,061
Total current assets	4,010	21,424
Property and equipment, net	594	604
TOTAL ASSETS	$4,604	$22,028
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,208	$2,322
Accrued expenses	3,670	4,364
TOTAL LIABILITIES	6,878	6,686
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of December 31, 2019 and 2018; 14,887,999 and 11,476,601 shares issued as of December 31, 2019 and 2018, respectively; 14,887,147 and 11,475,749 shares outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	222,403	208,156
Treasury stock, at cost; 852 shares of common stock as of December 31, 2019 and 2018, respectively	(11)	(11)
Accumulated deficit	(248,630)	(216,767)
Total Vaccinex, Inc. stockholders’ deficit	(26,237)	(8,621)
Noncontrolling interests	23,963	23,963
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,274)	15,342
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,604	$22,028

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	$523	$724
Costs and expenses:
Cost of revenue	199	1,033
Research and development	25,670	22,353
General and administrative	6,669	4,619
Total costs and expenses	32,538	28,005
Loss from operations	(32,015)	(27,281)
Change in fair value of derivative liabilities	-	369
Interest expense	-	(392)
Loss on extinguishment of related party convertible promissory note	-	(2,379)
Other income (expense), net	152	165
Loss before provision for income taxes	(31,863)	(29,518)
Provision for income taxes	-	-
Net loss	(31,863)	(29,518)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(31,863)	$(29,518)
Comprehensive loss	$(31,863)	$(29,518)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(2.47)	$(5.65)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	12,880,746	5,223,635

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Redeemable Convertible Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2018	53,089,959	$111,718	5,702,450	$7,684	1,103,396	$-	$54,123	163	836	$(11)	$(187,249)	$(125,453)	$11,963	$(113,490)
Initial public offering. net of issuance costs of $5,551	-	-	-	-	3,333,334	-	34,450	-	-	-	-	34,450	-	34,450
Conversion of redeemable convertible preferred stock (Series B, B-1, B-2, C, D) to common stock	(53,089,959)	(111,718)	-	-	6,468,933	1	111,717	(163)	16	-	-	111,718	-	111,718
Conversion of convertible preferred stock (Series A) to common stock	-	-	(5,702,450)	(7,684)	570,238	-	7,684	-	-	-	-	-	-	-
Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	12,000	12,000
Exercise of stock options	-	-	-	-	700	-	5	-	-	-	-	5	-	5
Stock-based compensation	-	-	-	-	-	-	177	-	-	-	-	177	-	177
Net loss	-	-	-	-	-	-	-	-	-	-	(29,518)	(29,518)	-	(29,518)
Balance as of December 31, 2018	-	-	-	-	11,476,601	1	208,156	-	852	(11)	(216,767)	(8,621)	23,963	15,342
Issuance of Common Shares	-	-	-	-	3,382,332	-	13,800	-	-	-	-	13,800	-	13,800
Conversion of Vaccinex Products LP Units into common shares	-	-	-	-	29,066	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	447	-	-	-	-	447	-	447
Net loss	-	-	-	-	-	-	-	-	-	-	(31,863)	(31,863)	-	(31,863)
Balance as of December 31, 2019	-	$-	-	$-	14,887,999	$1	$222,403	-	852	$(11)	$(248,630)	$(26,237)	$23,963	$(2,274)

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,863)	$(29,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	249	223
Amortization of debt discount	-	308
Net amortization of premiums and discounts on marketable securities	(44)	(100)
Stock-based compensation	447	177
Change in fair value of derivative liabilities	-	(369)
Loss on extinguishment of related party convertible promissory note	-	2,379
Changes in operating assets and liabilities:
Accounts receivable	(260)	(522)
Prepaid expenses and other current assets	725	(384)
Accounts payable	725	421
Accrued expenses	(694)	2,407
Deferred revenue	-	(298)
Net cash used in operating activities	(30,715)	(25,276)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	(20,756)
Sales of marketable securities	14,151	6,750
Purchase of property and equipment	(78)	(235)
Net cash provided by (used in) investing activities	14,073	(14,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	-	37,125
Proceeds from private offering of common stock	13,800	-
Payments of initial public offering costs	-	(2,675)
Proceeds from exercise of stock options	-	5
Repayment of convertible promissory note, related party	-	(5,500)
Proceeds from capital contribution	-	12,000
Net cash provided by financing activities	13,800	40,955
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,842)	1,438
CASH AND CASH EQUIVALENTS–Beginning of period	5,618	4,180
CASH AND CASH EQUIVALENTS–End of period	$2,776	$5,618
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$275
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable	$161	$-
Conversion of redeemable convertible preferred stock into common stock	$-	$111,718
Conversion of convertible preferred stock into common stock	$-	$7,684

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Notes to Consolidated Financial Statements

1.	COMPANY AND NATURE OF BUSINESS

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $30.7 million and $25.3 million for the years ended December 31, 2019 and 2018, respectively, and an accumulated deficit of $248.6 million and $216.8 million as of December 31, 2019 and 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations. During the year ended December 31, 2018 the Company received a $12.0 million capital contribution from noncontrolling interests. Additionally, the Company completed a private placement of its common stock for gross proceeds of $13.8 million during the third quarter of 2019, as well as an additional private placement of its common stock for gross proceeds of $7.5 million in January 2020.  Because the Company’s product candidates are still in the early stages of development, substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company needs additional financing during 2020 in order to continue operations.  Management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current or new investors, refinancing of existing debt obligations or obtaining additional debt financing. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms.  Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Basis of Presentation and Consolidation

These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. As of December 31, 2019, and 2018, the Company’s accounts include Vaccinex Products and VX3 (DE) LP, a Delaware limited partnership (VX3). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit).  The company presents the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party (VX3), and as a separate component within its consolidated statements of operations and comprehensive loss. The financial position of Vaccinex Products was not material as of December 31, 2019 and 2018, and there were no gains or losses for Vaccinex Products for the years ended December 31, 2019 and 2018. Intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are deposited in interest-bearing money market accounts. Although the Company deposits its cash with multiple financial institutions, cash balances may occasionally be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses, convertible promissory notes, and derivative liabilities. Cash equivalents and marketable securities are stated at fair value. Prepaid expenses and other current assets, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The principal amount of the Company’s convertible promissory notes approximates fair value as the stated interest rate approximates market rates currently available to the Company. The derivative liabilities are stated were stated at fair value prior to their extinguishment in 2018.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2019 and 2018.

VACCINEX, INC.

Notes to Consolidated Financial Statements

Derivative Liabilities

The Company had outstanding derivative instruments related to certain features embedded within the Company’s outstanding convertible promissory notes, and an outstanding derivative instrument related to an arrangement providing a holder of one of the Company’s convertible promissory notes an option to purchase shares of equity in a future qualifying financing event. These derivatives were accounted for as derivative liabilities and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are recognized in the consolidated statements of operations. The Company recorded adjustments to the fair value of the derivative liabilities until the repayment of the related convertible promissory notes as discussed further in Note 8.

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. There was no treasury stock repurchased for the years ended December 31, 2019 and 2018.

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

Amounts received prior to revenue recognition are recorded as deferred revenue.  Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets in the Other Assets line item in the Consolidated Balance Sheets.

Collaborative Arrangements – The Company has entered into collaboration agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (1) licenses, or options to obtain licenses, to use the Company’s research program materials, and (2) research and development activities to be performed on behalf of the collaboration partner. Payments the Company receives under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; clinical and development, regulatory, and sales milestone payments; and royalties on future product sales.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are

VACCINEX, INC.

Notes to Consolidated Financial Statements

both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.  For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

For a complete discussion of accounting for collaboration revenues, see Note 7, “Collaboration and license agreements”.

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

Segment and Geographic Information

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of December 31, 2019, and 2018, all long-lived assets are located in the United States.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to improve comparability among organizations by recognizing lease assets and liabilities in the consolidated balance sheets for those leases previously classified as operating leases under GAAP. The update requires a lessee to recognize in its consolidated balance sheet a liability to make lease payments and also a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company for annual periods beginning after December 15, 2020 requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements to ASC 842, Leases, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases.

The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.  The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its corporate headquarters in Rochester, New York.

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue (ASC 606): Revenue from Contracts with Customers (“ASC 606”), which superseded the revenue requirements in ASU No. 2009-13 (ASC 605), Revenue Recognition. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Effective January 1, 2019, the Company adopted ASC 606 using the modified retrospective transition method. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and ASC 606 (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements by clarifying that certain transactions between collaborative

VACCINEX, INC.

Notes to Consolidated Financial Statements

arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASU 2018-18 was aligned with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments should be applied retrospectively to the date of initial application of ASC 606. The Company adopted this guidance effective January 1, 2019 with its initial application of ASC 606. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

3.	BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Leasehold improvements	$3,161	$3,145
Research equipment	3,442	3,219
Furniture and fixtures	350	350
Computer equipment	214	214
Property and equipment, gross	7,167	6,928
Less: accumulated depreciation and amortization	(6,573)	(6,324)
Property and equipment, net	$594	$604

Depreciation and amortization expense related to property and equipment was $249,000 and $223,000 for the years ended December 31, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Accrued clinical trial cost	$3,252	$3,796
Accrued payroll and related benefits	79	296
Accrued consulting and legal	262	236
Accrued other	77	36
Accrued expenses	$3,670	$4,364

VACCINEX, INC.

Notes to Consolidated Financial Statements

4.	MARKETABLE SECURITIES

As of December 31, 2019, the Company did not hold any marketable securities. The fair value of available-for-sale marketable securities as of December 31, 2018, was as follows (in thousands):

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,464	$1,464	$-	$-
Total Financial Assets	$1,464	$1,464	$-	$-

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$4,881	$4,881	$-	$-
Marketable securities:
U. S. Treasury securities	$14,106	$-	$14,106	$-
Total Financial Assets	$18,987	$4,881	$14,106	$-

VACCINEX, INC.

Notes to Consolidated Financial Statements

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2019 and 2018, other than the monetizing of the U.S. treasury securities during the year ended December 31, 2019.

6.	LICENSE AND SERVICES AGREEMENT

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3 (DE) LLP (“VX3”), which was formed by a group of Canadian investors including the Company’s majority stockholder, FCMI Parent Co. (“FCMI Parent”). VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, our most advanced product candidate. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada and, in return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company will carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3, including a payment of $11.9 million in 2017. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by the Company, uncured failure of VX3 to make any payment due under the Services Agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon an uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, the Company will issue to VX3 or its designees the number of shares of the Company’s common stock equal to the lesser of (1) the aggregate of all payments made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of the Company’s common stock.

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controlled 90% of VX3’s voting interest as of December 31, 2019 and 2018. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s consolidated financial statements accordingly.

In February, May and June 2018, the Services Agreement was amended to allow VX3 to provide additional funding for future research and development activities to take place in the year ended December 31, 2018 and to repay an outstanding convertible note in the amount of $4.0 million (Note 8). No other terms of the Services Agreement have since been amended; therefore, the above assessment resulting in the Company being the primary beneficiary of the VX3 entity remained unchanged as of December 31, 2018.

The Company entered into an exchange agreement on August 13, 2018 with VX3 and its partners, including FCMI Parent, that provides each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of the Company’s common stock. The exchange agreement also provides that FCMI Parent’s exercise of its option to exchange its VX3 partnership interests for shares of Company common stock, would trigger the exchange of all VX3 partnership interests for shares of Company common stock. Further, under the exchange agreement, the Company will have a right to require the exchange of all partnership interests in VX3 for shares of Company common stock in any of the following circumstances:

•	The Company enters into a transaction such as a sale, merger or consolidation such that shares of Company common stock are or will be sold or exchanged for cash and/or marketable securities;
•	On or after August 13, 2023; or
•

either the Company or VX3 enters into a licensing, partnering or similar transaction with respect to one or more products and indications licensed to VX3 by the Company, and all amounts then due and owing to VX3 in connection with such transaction have been paid to VX3.

VACCINEX, INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2018, the Company recorded the gross proceeds of $12.0 million, received from VX3 as capital contributions from noncontrolling interests on the consolidated financial statements. Noncontrolling equity interests do not participate in a proportionate share of the Company’s net losses for the year ended December 31, 2019 or December 31, 2018, respectively, pursuant to the aforementioned partnership, license, services and exchange agreements.

7.	COLLABORATION AGREEMENTS

Merck Sharp & Dohme Corp.

In September 2017, the Company entered into a research agreement with Merck Sharp & Dohme Corp. (“Merck”) to test vaccinia strain Modified Vaccinia Ankara. Under the research agreement, the Company designed genetic sequence for all constructs listed in the agreement and conducted research in accordance with the research protocol and a mutually agreed scope of work outlined in the agreement. Merck supplied the Company sufficient samples of the antibodies to carry out the research and has sole ownership of all right, title, interest and copy rights of the research results. Under the research agreement, the Company recognized service revenue of $69,000 for the year ended December 31, 2018. The research agreement expired in accordance with its terms in June 2018. In the fourth quarter of 2018, the Company entered into a second research agreement with Merck to test these antigen particles in an antibody discovery campaign.  This second research agreement entailed a cost sharing feasibility study, which concluded during the second quarter of 2019.

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

Under the agreement, Surface may purchase exclusive options, exercisable by providing a written notice to the Company, to obtain (i) an exclusive product license to make, use, sell and import products incorporating antibodies targeting the first antigen and (ii) an exclusive research tool license to use antibodies targeting the second antigen to perform research.  Surface purchased the first option and exercised the second option and entered into an exclusive research tool license agreement with Surface in the third quarter of 2019.

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. During the year ended December 31, 2017, the Company received the upfront technology access fee of $250,000, of which the remaining $229,166 was recognized as revenue from the amortization of this upfront fee for the year ended December 31, 2018. The Company also received service fee payments of $123,276 and $282,171 for work conducted under the agreement for the years ended December 31, 2019 and 2018, respectively. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2019, the Company recorded $400,000 of revenue related to its agreement with Surface, of which $300,000 was due to the purchase by Surface of its exclusive product license option and $100,000 was for the exclusive research tool license.  There were no revenues from the exercise of product options in the year ended December 31, 2018.

Heptares Therapeutics, Ltd.

In June 2018, the Company entered into a research service agreement with Heptares Therapeutics, Ltd. (“Heptares”) to provide research services to Heptares. Under the agreement, Heptares provides the Company compounds, materials or samples, and the

VACCINEX, INC.

Notes to Consolidated Financial Statements

Company performs feasibility services to allow Heptares to evaluate the feasibility of the Company’s technology. The Company recognized service revenue of $138,556 from the Heptares research agreement for the year ended December 31, 2018.

8.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2019, the Company did not have any convertible promissory notes outstanding. See “Repayment of Convertible Promissory Notes” below.

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

Derivative Liabilities

From the proceeds of the convertible promissory notes, the portion equal to the fair value of the embedded derivative liabilities and the option derivative at the time of each respective issuance was recognized as a debt discount to be amortized to interest expense over the term of the related convertible promissory notes. The Company recognized interest expense of $308,000 for the amortization of the debt discounts during the year ended December 31, 2018.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2019, the future minimum payments for the operating leases total $140,000 in 2020 and $0 for years 2021 through 2024.

Rent expense incurred under the operating lease was $168,000 for each of the years ended December 31, 2019 and 2018 and is a component of general and administrative expense.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2019, and 2018, the Company was not involved in any material legal proceedings.

10.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of December 31, 2019	As of December 31, 2018
Shares underlying outstanding stock options	579,731	405,683
Shares available for future stock option grants	230,952	423,000
Exchange of Vaccinex Products, LP units	1,173,500	1,202,566
Conversion of VX3 units	1,318,797	1,318,797
Total shares of common stock reserved	3,302,980	3,350,046

VACCINEX, INC.

Notes to Consolidated Financial Statements

11.	STOCK-BASED COMPENSATION

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

The Company reserved 425,000 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31st of the immediately preceding year or such lesser number as the Company’s board of directors may decide, which may be zero.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000's)
Balance as of January 1, 2018	420,956	$9.20	7.4	$5,021
Granted	30,000	13.10
Exercised	(700)	7.10
Canceled	(44,573)	7.10
Balance as of December 31, 2018	405,683	9.69	6.5	$-
Granted	203,936	5.02
Exercised	-	-
Canceled	(29,888)	9.86
Balance as of December 31, 2019	579,731	$8.04	7.0	$120
Exercisable as of December 31, 2019	375,479	$9.19	5.8	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the years ended December 31, 2019 and 2018 was $3.35 and $14.87 per share, respectively. The aggregate grant date fair value of stock options that vested during the years ended December 31, 2019 and 2018 was $161,613 and $234,466, respectively.

VACCINEX, INC.

Notes to Consolidated Financial Statements

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2019 and 2018. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date. The intrinsic value of stock options exercised was $11,000 during the year ended December 31, 2018.

As of December 31, 2019, and 2018, total unrecognized compensation cost related to stock options granted to employees was $627,129 and $435,639, respectively, which is expected to be recognized over a weighted-average period of 2.4 and 2.8 years, respectively.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$100	$65
General and administrative	347	112
Total stock-based compensation expense	$447	$177

12.	INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2019 and 2018. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of December 31, 2019.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.1	5.2
Research and development credit, net	10.9	10.3
Non-deductible items and others	0.1	(0.4)
Change in valuation allowance	(37.1)	(36.1)
Total	0.0%	0.0%

VACCINEX, INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$60,467	$52,362
Research and development tax credits	18,161	14,592
Depreciation and amortization	439	468
Reserves and accruals	168	56
Other	274	202
Total deferred tax assets	79,509	67,680
Less: valuation allowance	(79,509)	(67,680)
Net deferred tax assets	-	-
Deferred tax liability:
Net deferred tax assets and liability	$-	$-

The Company’s valuation allowance increased by $11.8 million and by $10.7 million for the years ended December 31, 2019 and 2018, respectively, in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2019 and 2018. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance and the realization of the Company’s deferred tax assets.

As of December 31, 2019, the Company had federal and state operating loss carryforwards of $229.2 million and $240.3 million, which begin to expire in the years ending December 31, 2024 and 2034, respectively. The Company had federal research and development tax credit carryforwards of $18.2 million as of December 31, 2019. This credit begins to expire from in the year ending December 31, 2021.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the IRC), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts, including an IPO, could result in limitations on net operating loss and credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state jurisdictions. The tax years from January 1, 2016 to December 31, 2019 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2019, and 2018, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

VACCINEX, INC.

Notes to Consolidated Financial Statements

13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year ended December 31,
	2019	2018
Options to purchase common stock	555,611	410,886
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,197,479	1,202,566
Contingently issuable common stock upon exchange of VX3 units	1,318,797	1,158,009

14.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 31, 2019 and 2018, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

15.	RELATED PARTY TRANSACTIONS

As discussed in Note 9, the Company also leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $168,000 for each of the years ended December 31, 2019 and 2018.

As discussed in Note 7, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. The Company received service fee payments of $123,276 and $282,171 for work conducted under the agreement for the years ended December 31, 2019 and 2018, respectively. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2019, the Company recorded $400,000 of revenue related to its agreement with Surface, of which $300,000 was due to the purchase by Surface of its exclusive product license option and $100,000 was for an exclusive research tool license.

On July 26, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain investors including FCMI Parent, the Company’s majority stockholder, and Vaccinex (Rochester), L.L.C.  FCMI Parent is majority owned and controlled by the Company’s chairman of the board and the Company’s president and chief executive officer, Dr. Maurice Zauderer, who is also the president and majority owner of Vaccinex, (Rochester), L.L.C. Pursuant to the Stock Purchase Agreement, the Company issued and sold to the investors 3,382,332 shares of its common stock at a purchase price of $4.08 per Share.  The aggregate gross proceeds for the sale of the shares were $13.8 million.  In connection with the Stock Purchase Agreement, on July 30, 2019, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors that were party to the Stock Purchase Agreement, including FCMI Parent and Vaccinex (Rochester), L.L.C. that affords the investors certain registration rights with respect to the shares of the Company’s common stock purchased pursuant to the Stock Purchase Agreement.  Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-3 (File No. 333-233607), declared effective on October 8, 2019, registering the shares acquired by the investors in the private placement.

VACCINEX, INC.

Notes to Consolidated Financial Statements

16.	SUBSEQUENT EVENT

On January 21, 2020, the Company entered into a stock purchase agreement (the “January 2020 Stock Purchase Agreement”) with certain investors as indicated on Exhibit A to the January 2020 Stock Purchase Agreement (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase from the Company, an aggregate of 1,468,563 shares (the “Shares”) of Company Stock, at a purchase price of $5.09 per Share (the average closing price for the common stock for the five trading days immediately preceding the date of the January 2020 Stock Purchase Agreement). The January 2020 Stock Purchase Agreement contains customary representations and warranties of the parties. The closing of the private placement occurred on January 23, 2020.

The aggregate gross proceeds for the sale of the Shares were $7.5 million. The Company intends to use the net proceeds from the private placement to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

On January 23, 2020, the Company entered into a registration rights agreement (the “January 2020 Registration Rights Agreement”) with the Investors that affords the Investors certain registration rights with respect to the Shares. On February 13, 2020, pursuant to the January 2020 Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale of the Shares.  The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective on or prior to May 23, 2020. In addition, the Company agreed to use commercially reasonable efforts to keep the registration statement effective until the Shares have been sold thereunder or until the Shares can be sold without restriction. If the Company fails to meet the specified deadline for the effectiveness of the registration statement, the Company will be required to pay liquidated damages to the Investors, subject to maximum aggregate liquidated damages of 8.0% of the aggregate purchase price paid for the Shares. Interest on any unpaid liquidated damages will accrue at a rate of 1.0% per month. In addition, the Company agreed to provide Investors with certain “piggy-back” registration rights that may require the Company to effect certain registrations to register the Shares for resale in the event that no registration statement registering the Shares is effective and the Company is otherwise filing a registration statement under the Securities Act of 1933, as amended.

The Registration Rights Agreement also contains certain indemnification and contribution provisions under which the Company and the Investors have agreed to indemnify each other against certain liabilities.