Form 10-Q
period 2020-03-31
VACCINEX, INC.
filed 2020-05-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 16,644,611 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,491	$2,776
Accounts receivable	769	898
Prepaid expenses and other current assets	1,009	336
Total current assets	4,269	4,010
Property and equipment, net	612	594
TOTAL ASSETS	$4,881	$4,604
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,297	$3,208
Accrued expenses	3,323	3,670
TOTAL LIABILITIES	6,620	6,878
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2020, and December 31, 2019; 16,377,587 and 14,887,999 shares issued as of March 31, 2020 and December 31, 2019, respectively; 16,376,735 and 14,887,147 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	230,086	222,403
Treasury stock, at cost; 852 shares of common stock as of March 31, 2020 and December 31, 2019, respectively	(11)	(11)
Accumulated deficit	(255,779)	(248,630)
Total Vaccinex, Inc. stockholders’ deficit	(25,702)	(26,237)
Noncontrolling interests	23,963	23,963
TOTAL STOCKHOLDERS’ DEFICIT	(1,739)	(2,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,881	$4,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$94
Costs and expenses:
Cost of revenue	—	175
Research and development	5,409	7,412
General and administrative	1,750	1,647
Total costs and expenses	7,159	9,234
Loss from operations	(7,159)	(9,140)
Other income (expense), net	10	73
Loss before provision for income taxes	(7,149)	(9,067)
Provision for income taxes	—	—
Net loss	(7,149)	(9,067)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Vaccinex, Inc. common stockholders	$(7,149)	$(9,067)
Comprehensive loss	$(7,149)	$(9,067)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.45)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	16,001,023	11,475,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2019	11,476,601	$1	$208,156	852	$(11)	$(216,767)	$(8,621)	$23,963	$15,342
Stock-based compensation	—	—	60	—	—	—	60	—	60
Net loss	—	—	—	—	—	(9,067)	(9,067)	—	(9,067)
Balance as of March 31, 2019	11,476,601	$1	$208,216	852	$(11)	$(225,834)	$(17,628)	$23,963	$6,335

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2020	14,887,999	$1	$222,403	852	$(11)	$(248,630)	$(26,237)	$23,963	$(2,274)
Issuance of Common Shares	1,468,563	1	7,475	—	—	—	7,476	—	7,476
Stock-based compensation	20,000	—	204	—	—	—	204	—	204
Exercise of stock options	1,025	—	4	—	—	—	4	—	4
Net loss	—	—	—	—	—	(7,149)	(7,149)	—	(7,149)
Balance as of March 31, 2020	16,377,587	$2	$230,086	852	$(11)	$(255,779)	$(25,702)	$23,963	$(1,739)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,149)	$(9,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75	60
Net amortization of premiums and discounts on marketable securities	—	(42)
Stock-based compensation	204	60
Changes in operating assets and liabilities:
Accounts receivable	130	11
Prepaid expenses and other current assets	(380)	229
Accounts payable	(3)	117
Accrued expenses	(387)	156
Net cash used in operating activities	(7,510)	(8,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—	11,800
Purchase of property and equipment	(254)	—
Net cash (used in) provided by investing activities	(254)	11,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private offering of common stock	7,475	—
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	7,479	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(285)	3,324
CASH AND CASH EQUIVALENTS–Beginning of period	2,776	5,618
CASH AND CASH EQUIVALENTS–End of period	$2,491	$8,942
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable	$(161)	$—
Deferred offering costs in prepaid assets and accrued liabilities	$40	$—
Deferred offering costs in prepaid assets and accounts payable	$253	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

Vaccinex, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware in April 2001 and is headquartered in Rochester, New York. The Company is a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. Since its inception, the Company has devoted substantially all of its efforts toward product research, manufacturing and clinical development and raising capital.

The Company is subject to a number of risks common to other early-stage biotechnology companies including, but not limited to, the successful development and commercialization of its product candidates, rapid technological change and competition, dependence on key personnel and collaborative partners, uncertainty of protection of proprietary technology and patents, clinical trial uncertainty, fluctuation in operating results and financial performance, the need to obtain additional funding, compliance with governmental regulations, technological and medical risks, management of growth and effectiveness of marketing by the Company. The Company is also subject to risks related to the impacts of the ongoing COVID-19 pandemic, discussed under “COVID-19 Pandemic” below.  If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $7.5 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively, and an accumulated deficit of $255.8 million and $248.6 million as of March 31, 2020 and December 31, 2019, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of the financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on public and private sales of equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. The Company completed private placements of its common stock for aggregate gross proceeds of $7.5 million and $13.8 million in January 2020 and July 2019, respectively. In addition, on March 27, 2020, the Company announced that it had (i) entered into an Open Market Sale Agreement with Jefferies LLC  (“Jefferies”) and filed a related prospectus supplement pursuant to which the Company may issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent and (ii) entered into a Purchase Agreement with Keystone Capital Partners, LLC (“Keystone”) pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of the Company’s common stock at the Company’s direction from time to time.  However, the Company will need substantial additional capital to continue to support its ongoing operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances, or licensing arrangements with third parties.  There can be no assurances that the Company will be able to secure additional financing, including through the use of its agreements with Jefferies or Keystone.  And, there are no assurances that if financing is available, that it will be sufficient to meet its needs or on favorable terms.  As a result, and taking into account the current economic uncertainty associated with COVID-19, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

COVID-19 Pandemic

In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic may have impacts on the expected timing of the Company’s clinical trials, as well as other impacts on the economy, the biotechnology industry, and the Company’s business. For example, the Company previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed. The Company may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact its business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. As of March 31, 2020, and 2019, the Company’s accounts include Vaccinex Products and VX3 (DE) LP, a Delaware limited partnership (VX3). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit).  The company presents the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party (VX3), and as a separate component within its consolidated statements of operations and comprehensive loss. The financial position of Vaccinex Products was not material as of March 31, 2020 and 2019, and there were no gains or losses for Vaccinex Products for the three months ended March 31, 2020 and 2019. All intercompany transactions and balances have been eliminated.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the "SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2020. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates

These condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Such management estimates include those relating to assumptions used in the valuation of stock option awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

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

Deferred Offering Costs

The Company has incurred certain costs in connection with its ongoing securities offerings. The Company capitalizes such deferred offering costs, which consist of direct, incremental legal, professional, accounting, and other third-party fees. The deferred offering costs will be offset against offering proceeds upon the consummation of an offering. Should the planned offering be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. At March 31, 2020, deferred offering costs were $293,000, and were included within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to improve comparability among organizations by recognizing lease assets and liabilities in the consolidated balance sheets for those leases previously classified as operating leases under U.S. GAAP. The update requires a lessee to recognize in its consolidated balance sheet a liability to make lease payments and also a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements to ASC 842, Leases, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.  The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its corporate headquarters in Rochester, New York.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The standard is effective for interim and annual periods beginning after December 15, 2022 with early adoption permitted. Based on the composition of the Company’s financial assets, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Leasehold improvements	$3,161	$3,161
Research equipment	3,476	3,442
Furniture and fixtures	350	350
Computer equipment	273	214
Property and equipment, gross	7,260	7,167
Less: accumulated depreciation and amortization	(6,648)	(6,573)
Property and equipment, net	$612	$594

Depreciation expense related to property and equipment was $75,000 and $60,000 for the three months ended March 31, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Accrued clinical trial cost	$2,909	$3,252
Accrued payroll and related benefits	301	262
Accrued consulting and legal	89	79
Accrued other	24	77
Accrued expenses	$3,323	$3,670

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.	FAIR VALUE OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,448	$1,448	$-	$-
Total Financial Assets	$1,448	$1,448	$-	$-

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,464	$1,464	$-	$-
Total Financial Assets	$1,464	$1,464	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the three months ended March 31, 2020 and 2019.

Note 5.	LICENSE AND SERVICES AGREEMENT

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3 (DE) LLP (“VX3”), which was formed by a group of Canadian investors including the Company’s majority stockholder, FCMI Parent Co. (“FCMI Parent”). VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, the Company’s most advanced product candidate. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada and, in return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company will carry out development activities for pepinemab for the treatment

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3.  The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by the Company, uncured failure of VX3 to make any payment due under the Services Agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon an uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, the Company will issue to VX3 or its designees the number of shares of the Company’s common stock equal to the lesser of (1) the aggregate of all payments made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of the Company’s common stock.

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controlled 90% of VX3’s voting interest as of March 31, 2020. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s consolidated financial statements accordingly.

The Company entered into an exchange agreement on August 13, 2018 with VX3 and its partners, including FCMI Parent, that provides each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of the Company’s common stock. The exchange agreement also provides that FCMI Parent’s exercise of its option to exchange its VX3 partnership interests for shares of Company common stock would trigger the exchange of all VX3 partnership interests for shares of Company common stock. Further, under the exchange agreement, the Company will have a right to require the exchange of all partnership interests in VX3 for shares of Company common stock in any of the following circumstances:

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

For the three months ended March 31, 2020 and March 31, 2019, respectively, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements. Noncontrolling equity interests do not participate in a proportionate share of the Company’s net losses for the three months ended March 31, 2020 or March 31, 2019, respectively, pursuant to the aforementioned partnership, license, services and exchange agreements.

Note 6.	COLLABORATION AGREEMENTS

Merck Sharp & Dohme Corp.

In the fourth quarter of 2018 the Company entered into a research agreement with Merck Sharp & Dohme Corp. to test vaccinia strain Modified Vaccinia Ankara in an antibody discovery campaign. This research agreement entailed a cost sharing feasibility study, which concluded during the second quarter of 2019.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also grants Surface non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. The Company received service fee payments of $93,887 for work conducted under the agreement for the three months ended March 31, 2019. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

Note 7.	COMMITMENTS AND CONTINGENCIES

Sublicense Termination Payments

In 2006, the Company licensed certain technology to EUSA Pharma SAS (“EUSA”), and in 2008, this technology was sublicensed by EUSA to Glaxo Group Limited (“GSK”) for development. GSK terminated its sub-license with EUSA in March 2010 and ownership of the technology reverted back to the Company. The Company may be required to pay EUSA up to $25.5 million plus ongoing royalty payments of 1% of net sales upon the occurrence of certain events involving the previously licensed technology, including a Phase 3 clinical trial, Food and Drug Administration acceptance and approval and product sales. The Company is not planning any further commercialization efforts related to the previously licensed technology, and therefore does not anticipate any of the above described amounts will be paid.

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

As of March 31, 2020, the future minimum payments for the operating leases total $98,000 in 2020 and $0 for years 2021 through 2024.

Rent expense incurred under the operating lease was $42,000 for the three months ended March 31, 2020 and 2019, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2020, and December 31, 2019, the Company was not involved in any material legal proceedings.

Note 8.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of March 31, 2020	As of December 31, 2019
Shares underlying outstanding stock options	626,532	579,731
Shares available for future stock option grants	476,369	230,952
Exchange of Vaccinex Products, LP units	1,173,500	1,173,500
Conversion of VX3 units	1,318,797	1,318,797
Total shares of common stock reserved	3,595,198	3,302,980

Note 9.	STOCK-BASED COMPENSATION

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

The Company reserved 425,000 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31st of the immediately preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2020, 297,743 additional shares of common stock became available for issuance under the 2018 Plan.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000's)
Balance as of December 31, 2019	579,731	$8.04	7.0	$120
Granted	53,736	6.26
Exercised	(1,025)	4.43		$1
Canceled	(5,910)	8.54
Balance as of March 31, 2020	626,532	$7.89	6.8	$12
Exercisable as of March 31, 2020	412,150	$8.82	5.9	$3

The weighted-average grant date fair value of stock options granted to employees and directors for the three months ended March 31, 2020 and 2019 was $3.52 per share and $2.65 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended March 31, 2020 and 2019 was $201,702 and $53,716, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2020 and December 31, 2019. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of March 31, 2020 and December 31, 2019, total unrecognized compensation cost related to stock options granted to employees was $688,452 and $627,129, respectively, which is expected to be recognized over a weighted-average period of 2.7 and 2.4 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	1.5%	2.5%
Expected dividend yield	-%	-%

In March 2020, the Company issued an aggregate of 20,000 shares of common stock for administrative fees in connection with entering into a purchase agreement with Keystone Capital Partners, LLC (“Keystone”). Pursuant to the terms of the Purchase Agreement, Keystone has agreed to purchase up to $5,000,000 of shares of Common Stock. At the time of issuance, the fair market value of the shares was $4.00, and, as a result, $80,000 was included in General and Administrative expenses for the period ended March 31, 2020.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$21	$15
General and administrative	183	45
Total stock-based compensation expense	$204	$60

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10.	INCOME TAXES

No provision for income taxes was recorded in either of the three months ended March 31, 2020 and 2019. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2020.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 31, 2020 and December 31, 2019, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus.  These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws.  For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.  We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 11.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	601,415	432,051
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,173,500	1,202,566
Contingently issuable common stock upon exchange of VX3 units	1,318,797	1,318,797

Note 12.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of March 31, 2020 and December 31, 2019, all long-lived assets are located in the United States.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13.	RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $42,000 for each of the three months ended March 31, 2020 and 2019.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. The Company received service fee payments of $93,887 for work conducted under the agreement for the three months ended March 31, 2019. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

On January 21, 2020, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 1,468,563 shares of its common stock at a purchase price of $5.09 per share for aggregate gross proceeds of $7.5 million (the “January 2020 Private Placement”).  FCMI Parent Co., the Company’s majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Jacob Frieberg, a member of the Company’s board of directors, purchased 982,318, 98,231, and 39,292 shares of our common stock for aggregate purchase prices of $4,999,999, $499,996, and $199,996, respectively, in the January 2020 Private Placement.  In connection with the January 2020 Private Placement, on January 23, 2020, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-236417), declared effective on March 11, 2020, to register the resale of the shares acquired by the investors in the January 2020 Private Placement.

Note 14.	SUBSEQUENT EVENTS

Between the end of the period covered by this report and April 30, 2020, the Company received proceeds, net of underwriting discounts and commissions, before expenses of $343,000 under the Open Market Sale Agreement with Jefferies and $500,000 under the Purchase Agreement with Keystone.

On May 8, 2020, the Company received a loan of $1,133,600 from Five Star Bank under the Paycheck Protection Program (the “PPP Loan”) established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 8, 2022, bears interest at an annual rate of 1.0%, and payments commence on November 8, 2020, less the amount of any potential forgiveness. The PPP Loan may be repaid at any time prior to maturity without incurring prepayment penalties.  Pursuant to the CARES Act, all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, subject to certain conditions.  The Company has not made a decision as to whether it will seek forgiveness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and other parts of this Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;
•

the impacts of the COVID-19 pandemic on the expected timing and progress of our clinical trials, as well as other impacts of the COVID-19 pandemic on the economy, our industry, and our business, financial condition and results of operations, including our ability to raise capital;

•

the sufficiency of the financing arrangements we have entered into, including the loan we received under the Paycheck Protection Program that is intended to fund our payroll and certain other operations for a limited period of time;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors identified in the “Risk Factors” section of this Report, and in Part II, Item 1A of the Annual Report, as well as in our other filings with the Securities and Exchange Commission, or SEC. The forward-looking statements speak only as of the date they were made. Except as required by law, after the date of this Report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all of our forward-looking statements by the foregoing cautionary statements.

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of non-small cell lung cancer, or NSCLC, Huntington’s disease, and Alzheimer’s disease. Additionally, third party investigators are studying pepinemab in in clinical trials in osteosarcoma and melanoma as well as in “window of opportunity” studies in other indications. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform. In addition, we and our academic collaborators are using our Natural Killer T, or NKT, vaccine platform to discover product candidates that target and extend the activity of NKT cells. Our lead product candidate, pepinemab, is currently in clinical development for the treatment of NSCLC, osteosarcoma, and Huntington’s disease, through our efforts or through investigator-sponsored trials, or ISTs. Our additional product candidates VX5 and VX25 are in earlier stages of development and were selected using our ActivMAb and NKT vaccine platforms, respectively. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2020 and 2019, we reported a net loss of $7.1 million and $9.1 million, respectively. As of March 31, 2020, and December 31, 2019, we had cash and cash equivalents of $2.5 million and $2.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2019. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, on January 23, 2020 we closed a private placement of shares of our common stock for aggregate gross proceeds of approximately $7.5 million. In addition, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we may issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent  and (ii) entered into a Purchase Agreement with Keystone Capital Partners, LLC, or Keystone, pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of our common stock at our direction from time to time and on May 8, 2020, we received a loan of approximately $1.1 million, or the PPP Loan, under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide loans to qualifying businesses to enable them to continue operations and keep their employees on payroll during the COVID-19 pandemic.  For more information on the terms of the PPP Loan, see Note 14 to our unaudited condensed consolidated financial statements, and Part II, Item 5 of this Report.  We will need substantial additional capital to continue to support our ongoing operations.  For example, our cash and cash equivalents were $2.5 million and total current assets were $4.3 million at March 31, 2020, and that is insufficient to fund our planned operations for the quarter ended June 30, 2020.  Given, among other things, the current economic uncertainty associated with the COVID-19 pandemic and the impact on our stock price, our arrangements with Jefferies and Keystone, which were important elements of our plan for capital, even when taken together with the PPP Loan and other financing strategies we may pursue, may not be sufficient to fund our operations in the short term.  There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or on favorable terms.

In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact on our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed. We also estimate that up to 10% of trial subjects in the ongoing SIGNAL trial of pepinemab in Huntington’s Disease, or HD, may not complete the final or two of the trial’s 18 monthly visits due to the COVID-19-related factors, and if this occurs, we will need to use statistical projections to complete study data for these individuals.  We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the three months ended March 31, 2019, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology, Inc. and Merck Sharp & Dohme Corp.

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

	Three Months Ended March 31,
	2020		2019
	(in thousands)%		(in thousands)%
Clinical trial costs	$3,517	65%	$5,776	78%
Wages, benefits, and related costs	1,037	19%	885	12%
Preclinical supplies and equipment depreciation	484	9%	471	6%
Consulting, non-clinical trial services, and other	333	6%	246	3%
Other	38	1%	34	0%
Total research and development expenses	$5,409		$7,412

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

Our current research and development activities primarily relate to the clinical development in the following indications:

•

Non-Small Cell Lung Cancer (NSCLC). We are evaluating pepinemab in combination with avelumab in NSCLC in our Phase 1b/2 CLASSICAL-Lung clinical trial. We announced in August 2019 that enrollment in this trial is complete and we intend to announce near topline data for this trial at the virtual American Society of Clinical Oncology conference in late May 2020.

•

Huntington’s Disease. We are evaluating pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Enrollment in this trial, consisting of 265 subjects, was completed in December 2018. We expect data from this trial in October 2020.  While we do not currently anticipate that the SIGNAL trial will be materially impacted by the COVID-19 pandemic, disruption to final trial visits for up to 10% of test subjects may require us to use statistical projections to complete study data for those individuals.

•

Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for osteosarcoma and melanoma, and in multiple “window of opportunity” studies in additional cancer indications. We had also intended to initiate a clinical trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed, and the extent of such delay is subject to evaluating further developments and risks related to the COVID-19 pandemic.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$94
Costs and expenses:
Cost of revenue	—	175
Research and development	5,409	7,412
General and administrative	1,750	1,647
Total costs and expenses	7,159	9,234
Loss from operations	(7,159)	(9,140)
Other expense, net	10	73
Loss before provision for income taxes	(7,149)	(9,067)
Provision for income taxes	—	—
Net loss	(7,149)	(9,067)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Vaccinex, Inc.	$(7,149)	$(9,067)

Comparison of the Three Months Ended March 31, 2020 and 2019

Operating Expenses

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Research and development	$5,409	$7,412	(2,003)	(27)%
General and administrative	1,750	1,647	103	6%
Total operating expenses	$7,159	$9,059	$(1,900)	(21)%

Research and Development. Research and development expenses in the three months ended March 31, 2020 decreased by $2.0 million, or 27%, compared to the three months ended March 31, 2019. This decrease was primarily attributable to lower patient enrollment in the NSLC and HD studies, as patients have come off study.

General and Administrative. General and administrative expenses in the three months ended March 31, 2020 were consistent with the three months ended March 31, 2019.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited service revenue from collaboration agreements.

In August 2018, we completed an initial public offering of our common stock. We received net proceeds of $37.2 million after deducting underwriting discounts and commissions of $2.8 million.

In July 2019 and January 2020, we completed private placements of our common stock and received net proceeds of $13.8 million and $7.5 million, respectively. As discussed above, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies and filed a prospectus supplement pursuant to which we may issue and sell up to $11.5 million of shares of our common stock from time and (ii) entered into a Purchase Agreement with Keystone pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time, and on May 8, 2020, we received the PPP Loan in the amount of $1.1 million.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of March 31, 2020 and December 31, 2019, our principal source of liquidity was cash and cash equivalents in the amount of $2.5 million and $2.8 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2020 and 2019, we reported a net loss of $7.1 million and $9.1 million, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $255.8 million and $248.6 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings, or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. We intend to use the net proceeds from our recent private placement and the agreements with Jefferies and Keystone as well as the funding we expect to receive in 2020 from the Alzheimer’s Association and the Alzheimer’s Drug Discovery Foundation to fund the ongoing development of pepinemab and for working capital and general corporate purposes.  We intend to use the funds from the PPP Loan as required for eligible purposes under the CARES Act, including payroll, benefits, rent and utilities.

Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties.  There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. If we raise additional funds through the public or private sale of equity or debt financings, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(7,510)	$(8,476)
Cash provided by (used in) investing activities	(254)	11,800
Cash provided by financing activities	7,479	—

Operating Activities. We have historically experienced negative cash flows as we have developed our product candidates and continued to expand our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components as we have continued our research and development, and is influenced by the timing of cash payments for research related expenses. Our primary uses of cash from operating activities are compensation and related-expenses, employee-related expenditures, third-party research services and amounts due to vendors for research supplies. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel, research and development and other operating activities as our business grows.

During the three months ended March 31, 2020, operating activities used $7.5 million in cash, primarily as a result of our net loss of $7.1 million.

During the three months ended March 31, 2019, operating activities used $8.5 million in cash, primarily as a result of our net loss of $9.1 million.

Investing Activities. Cash used in investing activities during the three months ended March 31, 2020 resulted from purchases of property and equipment. Cash provided by investing activities during the three months ended March 31, 2019 resulted from sales of marketable securities.

Financing Activities. During the three months ended March 31, 2020, financing activities provided $7.5 million attributable to the private placement of common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates of such accounting standards.

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

There have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of Recent Accounting Pronouncements

For a discussion on the impact of recent accounting pronouncements on our business, see Note 2 to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic.  However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report, and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline and you could lose all or part of your investment. Other than the addition of the text below, there have been no material changes from risk factors disclosed in the Annual Report.  See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

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

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our consolidated financial statements as of and for the year ended December 31, 2019, as discussed in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report. Our independent registered public accounting firm also noted this in their report issued on our consolidated financial statements for the years ended December 31, 2019, and 2018. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. For the foreseeable future, we will have to raise additional working capital to fund our operations. However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates. Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we obtained $7.5 million of financing through a private placement of our common stock in January 2020, and on March 27, 2020, we announced that we had (i) entered into the Open Market Sale Agreement with Jefferies and filed a related prospectus supplement pursuant to which we may issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent and (ii) entered into the Purchase Agreement with Keystone pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of the Company’s common stock at the Company’s direction from time to time.

Even with the arrangements with Jefferies and Keystone, we will need to complete additional financing transactions during 2020 in order to continue operations. These arrangements may also not be sufficient in the near-term. Our cash and cash equivalents were $2.5 million and total current assets were $4.3 million at March 31, 2020, and that is insufficient to fund our planned operations for the quarter ended June 30, 2020. Given, among other things, the current economic uncertainty associated with the COVID-19 pandemic and the impact on our stock price, our arrangements with Jefferies and Keystone, and other financing strategies we may pursue, may not be sufficient to fund our operations in the near term. For example, through April 30, 2020, we only received proceeds, net of underwriting discounts and commissions, before expenses of approximately $.8 million through the arrangements with Jefferies and Keystone. There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or on favorable terms.

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program. However, the PPP Loan will only be sufficient to fund our payroll and other eligible expenses for a limited period of time. The U.S. Department of the Treasury, Small Business Administration and members of Congress have indicated an intention to provide strong oversight of loans granted under the Paycheck Protection Program. While all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act and we intend to use the PPP Loan for qualifying expenses, if we seek forgiveness, there is no assurance that we will be able to obtain forgiveness.  In addition, if we are audited or reviewed or our records are subpoenaed by the government as a result of entering into the PPP Loan, it could divert management’s time and attention and we could incur legal and reputational costs, and an adverse finding could lead to the requirement to return the PPP Loan, which could reduce our liquidity, or could subject us to fines and penalties.

Circumstances may also cause us to consume capital even more rapidly than we currently anticipate. For example, as we move our lead product candidate through clinical trials and submit Investigational New Drug applications for new indications or other product candidates, we may have adverse results requiring us to find new product candidates or our development plans and anticipated clinical trial design may need to be altered.

Additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue our operations and the development or commercialization of one or more of our product candidates or the range of indications for which they are developed. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

If a lack of available capital prevents us from expanding our operations or otherwise capitalizing on our business opportunities, our business, financial condition and results of operations could be materially adversely affected. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our operations and the development of one or more of our product candidates or cease operations.

The COVID-19 pandemic has adversely impacted and could continue to adversely impact our business, including our clinical development plans and our ability to raise capital.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, and has caused significant disruptions around the world. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated beginning enrollment in mid-2020 in our study of pepinemab in Alzheimer’s Disease, but the initial enrollment date is now delayed, the extent of such delay is subject to evaluating further developments and risks related to COVID-19.

We may experience further disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:

•	interruption of key manufacturing, research and clinical development activities due to limitations on work and travel imposed or recommended by federal or state governments, employers and others;
•

delays or difficulties in clinical trial site operations, including difficulties in recruiting clinical site investigators and clinical site staff and difficulties in enrolling patients or meeting protocol-specified procedures, including difficulties in adhering to protocol-mandated visits, treating patients, and testing in active trials.  For example, while we do not believe that our SIGNAL trial of pepinemab in HD will be materially impacted by the COVID-19 pandemic, we estimate that up to 10% of trial subjects will not complete the final one or two of the trial’s 18 planned monthly visits due to COVID-19-related factors, which could require us to use statistical projections to complete study data for these individuals;

•

interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers;

•

delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;

•

further difficulties in raising additional capital needed to avoid furloughs and layoffs and pursue the development of our programs due to the slowing of our economy and near term and/or long-term negative effects of the pandemic on the financial, banking and capital markets, including as a result of ongoing impacts on our stock price;

•

changes in local regulations as part of a response to the COVID-19 pandemic that may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

The COVID-19 pandemic and its impacts continue to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus and resolve its impacts.

Item 5. Other Information

On May 8, 2020, we entered into a promissory note in favor of Five Star Bank providing for the PPP Loan in the amount of $1,133,600. The PPP Loan was made under the Paycheck Protection Program established as part of the CARES Act.

The PPP Loan matures on May 8, 2022, bears interest at an annual rate of 1.0%, and monthly principal and interest payments commence on November 8, 2020, less the amount of any potential forgiveness. The PPP Loan may be repaid at any time prior to maturity without incurring prepayment penalties. Pursuant to the CARES Act, all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act incurred during the eight week period beginning on May 8, 2020, including payroll, benefits, rent and utilities, subject to certain conditions. We have not made a decision as to whether we will seek forgiveness, but we intend to use the funds from the PPP Loan as required for qualifying expenses.

The PPP Loan provides for various events of default including, among other things, breaches of the promissory note or other loan documents, failure to disclose material facts or making a materially false or misleading representation to Five Star Bank or the Small Business Administration, bankruptcy, and the occurrence of certain adverse events that Five Star Bank believes may materially affect our ability to repay the PPP Loan. Upon the occurrence of an event of default, our repayment obligations may be accelerated, Five Star Bank may file suit and obtain judgment against us, or Five Star Bank may increase our interest rate.

The foregoing description of the PPP Loan is a summary of its terms and is qualified by reference to the complete text of the promissory note, a copy of which is attached as Exhibit 10.6 to this Report.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of January 21, 2020 (incorporated by reference herein from exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

``
10.2

Registration Rights Agreement by and between the Company and the Investors (as defined therein), dated as of January 23, 2020 (incorporated by reference herein from Exhibit 10.2 from the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.3

Open Market Sale AgreementSM by and between the Company and Jefferies, LLC, dated as of March 27, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on March 27, 2020).

10.4

Purchase Agreement by and between the Company and Keystone Capital Partners, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’ Current Report on Form 8-K filed on March 27, 2020).

10.5

Registration Rights Agreement by and between the Company and Keystone Capital Partners, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 4.1 to the Company’ Current Report on Form 8-K filed on March 27, 2020).

10.6*	Note by and between the Company and Five Star Bank, dated May 8, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101*

The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Stockholders’ Deficit (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

May 14, 2020	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

May 14, 2020	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)