Form 10-Q
period 2020-06-30
VACCINEX, INC.
filed 2020-08-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, the registrant had 20,017,248, shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$526	$2,776
Accounts receivable	221	898
Prepaid expenses and other current assets	1,827	336
Total current assets	2,574	4,010
Property and equipment, net	525	594
TOTAL ASSETS	$3,099	$4,604
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	5,370	3,208
Accrued expenses	2,173	3,670
Total current liabilities	7,543	6,878
Long-term debt	1,134	-
TOTAL LIABILITIES	8,677	6,878
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2020, and December 31, 2019; 17,023,824 and 14,887,999 shares issued as of June 30, 2020 and December 31, 2019, respectively; 17,022,972 and 14,887,147 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	232,748	222,403
Treasury stock, at cost; 852 shares of common stock as of June 30, 2020 and December 31, 2019, respectively	(11)	(11)
Accumulated deficit	(262,280)	(248,630)
Total Vaccinex, Inc. stockholders’ deficit	(29,541)	(26,237)
Noncontrolling interests	23,963	23,963
TOTAL STOCKHOLDERS’ DEFICIT	(5,578)	(2,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,099	$4,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$-	$25	$-	$119
Costs and expenses:
Cost of revenue	-	16	-	191
Research and development	4,557	7,304	9,966	14,716
General and administrative	1,943	1,563	3,693	3,210
Total costs and expenses	6,500	8,883	13,659	18,117
Loss from operations	(6,500)	(8,858)	(13,659)	(17,998)
Other income (expense), net	(1)	30	9	103
Loss before provision for income taxes	(6,501)	(8,828)	(13,650)	(17,895)
Provision for income taxes	-	-	-	-
Net loss	(6,501)	(8,828)	(13,650)	(17,895)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(6,501)	$(8,828)	$(13,650)	$(17,895)
Comprehensive loss	$(6,501)	$(8,828)	$(13,650)	$(17,895)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.39)	$(0.77)	$(0.84)	$(1.56)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	16,689,399	11,479,294	16,345,211	11,477,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2019	11,476,601	$1	$208,156	852	$(11)	$(216,767)	$(8,621)	$23,963	$15,342
Stock-based compensation	-	-	60	-	-	-	60	-	60
Net loss	-	-	-	-	-	(9,067)	(9,067)	-	(9,067)
Balance as of March 31, 2019	11,476,601	1	208,216	852	(11)	(225,834)	(17,628)	23,963	6,335
Exchange of Vaccinex Products LP Units for common shares	4,455	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	113	-	-	-	113	-	113
Net loss	-	-	-	-	-	(8,828)	(8,828)	-	(8,828)
Balance as of June 30, 2019	11,481,056	$1	$208,329	852	$(11)	$(234,662)	$(26,343)	$23,963	$(2,380)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2020	14,887,999	$1	$222,403	852	$(11)	$(248,630)	$(26,237)	$23,963	$(2,274)
Issuance of common shares	1,468,563	1	7,475	-	-	-	7,476	-	7,476
Stock-based compensation	20,000	-	204	-	-	-	204	-	204
Exercise of stock options	1,025	-	4	-	-	-	4	-	4
Net loss	-	-	-	-	-	(7,149)	(7,149)	-	(7,149)
Balance as of March 31, 2020	16,377,587	2	230,086	852	(11)	(255,779)	(25,702)	23,963	(1,739)
Issuance of common shares	642,112	-	2,296	-	-	-	2,296	-	2,296
Exchange of Vaccinex Products LP Units for common shares	4,125	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	366	-	-	-	366	-	366
Net loss	-	-	-	-	-	(6,501)	(6,501)	-	(6,501)
Balance as of June 30, 2020	17,023,824	$2	$232,748	852	$(11)	$(262,280)	$(29,541)	$23,963	$(5,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,650)	$(17,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	117
Net amortization of premiums and discounts on marketable securities	-	(45)
Stock-based compensation	570	173
Changes in operating assets and liabilities:
Accounts receivable	677	(232)
Prepaid expenses and other current assets	(1,275)	645
Accounts payable	2,055	3,126
Accrued expenses	(1,497)	(311)
Net cash used in operating activities	(12,958)	(14,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	-	14,150
Purchase of property and equipment	(254)	(67)
Net cash (used in) provided by investing activities	(254)	14,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private offering of common stock	7,475	-
Proceeds from issuance of common stock	2,349	-
Proceeds from long-term debt	1,134	-
Proceeds from exercise of stock options	4	-
Net cash provided by financing activities	10,962	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,250)	(339)
CASH AND CASH EQUIVALENTS–Beginning of period	2,776	5,618
CASH AND CASH EQUIVALENTS–End of period	$526	$5,279
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable	$(161)	$-
Amortization of deferred offering costs in prepaid assets	$(54)	$-
Deferred offering costs in prepaid assets and accounts payable	$269	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

Vaccinex, Inc. (together with its subsidiary, the “Company”) was incorporated in Delaware in April 2001 and is headquartered in Rochester, New York. The Company is a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. Since its inception, the Company has devoted substantially all of its efforts toward product research, manufacturing and clinical development and raising capital.

The Company is subject to a number of risks and uncertainties common to other early-stage biotechnology companies including, but not limited to, dependency on the successful development and commercialization of its product candidates, rapid technological change and competition, dependence on key personnel and collaborative partners, uncertainty of protection of proprietary technology and patents, clinical trial uncertainty, fluctuation in operating results and financial performance, the need to obtain additional funding, compliance with governmental regulations, technological and medical risks, management of growth and effectiveness of marketing by the Company. The Company is also subject to risks related to the ongoing COVID-19 pandemic, discussed under “COVID-19 Pandemic” below. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $13.0 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively, and an accumulated deficit of $262.3 million and $248.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company anticipates that cash and cash equivalents at June 30, 2020 would be insufficient to fund our planned operations for the quarter ending September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on public and private sales of equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. The Company completed private placements of its common stock for aggregate gross proceeds of $7.5 million and $13.8 million in January 2020 and July 2019, respectively. In March 2020, the Company announced that it had (i) entered into an Open Market Sale Agreement with Jefferies LLC  (“Jefferies”) and filed a related prospectus supplement pursuant to which the Company may issue and sell up to $11.5 million of shares of its common stock from time to time through Jefferies as sales agent and (ii) entered into a Purchase Agreement with Keystone Capital Partners, LLC (“Keystone”) pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of the Company’s common stock at the Company’s direction from time to time.  During the second quarter of 2020, 317,688 shares were sold through the Open Market Sale Agreement for proceeds of $1.2 million, net of commission, and 324,424 shares were sold through the Purchase Agreement with Keystone for proceeds of $1.1 million, net of discount.  In addition, on May 8, 2020, the Company received a loan of $1.1 million from Five Star Bank (the “PPP Loan”) under the Paycheck Protection Program established as a part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  However, the Company will need substantial additional capital to continue to support its ongoing operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances, or licensing arrangements with third parties.  There can be no assurances that the Company will be able to secure additional financing, including by its agreements with Jefferies or Keystone.  There can also be no assurances that if financing is available, it will be sufficient to meet its needs or on favorable terms.  As a result, taking into account the current economic uncertainty associated with COVID-19, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic

In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. As a result of the COVID-19 pandemic, most Company employees worked remotely throughout the quarter ended June 30, 2020. The Company has complied with state reopening guidance has allowed research and development staff to begin working in the laboratory when necessary and using recommended health and safety precautions.  The COVID-19 pandemic has impacted the expected timing of the Company’s clinical trials, the economy, the biotechnology industry, and the Company’s business. For example, the Company previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed until September 2020. In addition, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan.  The Company may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact its business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiary in which the Company has a controlling financial interest and a variable interest entity (“VIE”) in which the Company is the primary beneficiary. As of June 30, 2020, and 2019, the Company’s accounts include Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”) and VX3 (DE) LP, a Delaware limited partnership (“VX3”). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a VIE in which the Company is the primary beneficiary. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit).  The company presents the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party (VX3), and as a separate component within its consolidated statements of operations and comprehensive loss. The financial position of Vaccinex Products was not material as of June 30, 2020 and 2019, and there were no gains or losses for Vaccinex Products for the six months ended June 30, 2020 and 2019. All intercompany transactions and balances have been eliminated.

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

Deferred Offering Costs

The Company has incurred certain costs in connection with its ongoing securities offerings with Jefferies and Keystone. The Company capitalizes such deferred offering costs, which consist of direct, incremental legal, professional, accounting, and other third-party fees. The deferred offering costs will be offset against offering proceeds upon the completion of an offering. Should the offering be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. At June 30, 2020, deferred offering costs were $0.3 million, and were included within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to improve comparability among organizations by recognizing lease assets and liabilities in the consolidated balance sheets for those leases previously classified as operating leases under U.S. GAAP. The update requires a lessee to recognize in its consolidated balance sheet a liability to make lease payments and also a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements to ASC 842, Leases, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in Accounting Standards Codification (“ASC”) 840, Leases.

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

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Leasehold improvements	$3,161	$3,161
Research equipment	3,476	3,442
Furniture and fixtures	350	350
Computer equipment	273	214
Property and equipment, gross	7,260	7,167
Less: accumulated depreciation and amortization	(6,735)	(6,573)
Property and equipment, net	$525	$594

Depreciation expense related to property and equipment was $87,000 and $57,000 for the three months ended June 30, 2020 and 2019, respectively and $162,000 and $117,000 for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Accrued clinical trial cost	$1,666	$3,252
Accrued payroll and related benefits	375	262
Accrued consulting and legal	109	79
Accrued other	23	77
Accrued expenses	$2,173	$3,670

Note 4.	FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1	$1	$-	$-
Total Financial Assets	$1	$1	$-	$-

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,464	$1,464	$-	$-
Total Financial Assets	$1,464	$1,464	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the six months ended June 30, 2020 and 2019.

The fair value of the long-term debt is estimated to be $1,133,600 as of June 30, 2020.  The use of various unobservable inputs in the determination of fair value constitutes a Level 3 categorization for fair value determination.

Note 5.	LICENSE AND SERVICES AGREEMENT

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3, which was formed by a group of Canadian investors including the Company’s majority stockholder, FCMI Parent Co. (“FCMI Parent”). VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, the Company’s most advanced product candidate. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada and, in return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company will carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3.  The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings, uncured failure of VX3 to make any payment due under the Services Agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon an uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, the Company will issue to VX3 or its designees the number of shares of the Company’s common stock equal to the lesser of (1) the aggregate of all payments made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of the Company’s common stock.

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and which controlled 90% of VX3’s voting interest as of June 30, 2020. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s consolidated financial statements accordingly.

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

For the three and six months ended June 30, 2020 and 2019, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements.  Noncontrolling equity interests do not participate in a proportionate share of the Company’s net losses for the three or six months ended June 30, 2020 or 2019 pursuant to the aforementioned partnership, license, services and exchange agreements.

Note 6.	COLLABORATION AGREEMENTS

Merck Sharp & Dohme Corp.

In the fourth quarter of 2018, the Company entered into a research agreement with Merck Sharp & Dohme Corp. to test vaccinia strain Modified Vaccinia Ankara in an antibody discovery campaign. This research agreement entailed a cost sharing feasibility study, which concluded during the second quarter of 2019.

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also grants Surface non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. The Company received service fee payments of $25,000 for work conducted under the agreement for the three months ended June 30, 2019 and $118,877 for the six months ended June 30, 2019 and no service fee payments for work conducted under the agreement for the three and six months ended June 30, 2020. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

Under the agreement, Surface may purchase exclusive options, exercisable by providing a written notice to the Company, to obtain (i) an exclusive product license to make, use, sell and import products incorporating antibodies targeting the first antigen and (ii) an exclusive research tool license to use antibodies targeting the second antigen to perform research.  Surface purchased the first option and exercised the second option and the Company entered into an exclusive research tool license agreement with Surface in the third quarter of 2019.

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

As of June 30, 2020, the future minimum payments for the operating leases total $56,000 in 2020 and $0 for years 2021 through 2024.

Rent expense incurred under the operating lease was $42,000 and $84,000 for the three and six months ended June 30, 2020 and 2019, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2020, and December 31, 2019, the Company was not involved in any material legal proceedings.

Note 8.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan matures on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. The PPP Loan may be repaid at any time prior to maturity without incurring prepayment penalties.  Pursuant to the CARES Act, all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, subject to certain conditions.  The Company intends to seek forgiveness for this loan, but until such forgiveness is granted the loan has been recorded as long-term debt and related interest has been accrued accordingly. As of June 30, 2020, the Company has reflected accrued interest and interest expense of $1,667 within its condensed consolidated balance sheet and condensed statement of operations and comprehensive loss, respectively.

Note 9.  COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of June 30, 2020	As of December 31, 2019
Shares underlying outstanding stock options	836,880	579,731
Shares available for future stock option grants	266,021	230,952
Exchange of Vaccinex Products, LP units	1,169,375	1,173,500
Conversion of VX3 units	1,318,797	1,318,797
Total shares of common stock reserved	3,591,073	3,302,980

During the six months ended June 30, 2020 and 2019, 4,125 and 4,455 units, respectively, of Vaccinex Products, LP were exchanged for shares of the Company’s common stock at par value of $0.0001 per share.

Note 10.	STOCK-BASED COMPENSATION

2011 Employee Equity Plan

In connection with the adoption of the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) in August 2018, the Company ceased granting stock options under the Company’s 2011 Employee Equity Plan (the “2011 Plan”). However, the 2011 Plan will continue to govern the terms and conditions of the outstanding stock options previously granted thereunder. Stock options granted under the 2011 Plan expire in five or ten years from the date of grant.

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

The Company initially reserved 425,000 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31st of the immediately preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2020, 297,743 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000's)
Balance as of December 31, 2019	579,731	$8.04	7.0	$120
Granted	266,674	4.36
Exercised	(1,025)	4.43		$1
Canceled	(8,500)	8.10
Balance as of June 30, 2020	836,880	$6.87	7.4	$-
Exercisable as of June 30, 2020	563,731	$7.82	6.7	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the six months ended June 30, 2020 and 2019 was $3.52 per share and $3.31 per share, respectively. The aggregate grant date fair value of stock options that vested during the six months ended June 30, 2020 and 2019 was $705,805 and $78,156, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2020 and December 31, 2019. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of June 30, 2020 and December 31, 2019, total unrecognized compensation cost related to stock options granted to employees was $826,240 and $627,129, respectively, which is expected to be recognized over a weighted-average period of 2.95 and 2.39 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	6.4	6.0
Expected volatility	75%	75%
Risk-free interest rate	1.0%	2.5%
Expected dividend yield	-%	-%

In March 2020, the Company issued  20,000 shares of common stock as compensation for administrative fees incurred in connection with entering into a purchase agreement with Keystone. Pursuant to the terms of the Purchase Agreement, Keystone has agreed to purchase up to $5,000,000 of shares of the Company’s common stock. At the time of issuance, the fair market value of the shares was $4.00, and, as a result, $80,000 was included in general and administrative expenses for the six-months ended June 30, 2020.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$38	$31	$59	$46
General and administrative	328	82	511	127
Total stock-based compensation expense	$366	$113	$570	$173

Note 11.	INCOME TAXES

No provision for income taxes was recorded in either of the three months ended June 30, 2020 and 2019. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2020.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 30, 2020 and December 31, 2019, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

In response to the COVID-19 pandemic, federal, state and local governments have enacted or are contemplating enacting relief measures to provide aid and economic stimulus.  These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws.  For the three and six months ended June 30, 2020, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures.  The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other governmental bodies.

Note 12.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	780,856	546,068	688,837	489,059
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,170,010	1,199,021	1,171,755	1,200,794
Contingently issuable common stock upon exchange of VX3 units	1,318,797	1,318,797	1,318,797	1,318,797

Note 13.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of June 30, 2020 and December 31, 2019, all long-lived assets are located in the United States.

Note 14.	RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $42,000 and $84,000 for the three and six months ended June 30, 2020 and 2019.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. The Company received service fee payments of $25,000 for work conducted under the agreement for the three months ended June 30, 2019 and $118,877 for the six months ended June 30, 2019 and no service fee payments for work conducted under the agreement for the three and six months ended June 30, 2020. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

On July 9, 2020, the Company entered into a stock purchase agreement (the “July 2020 Stock Purchase Agreement”) with Friedberg Global-Macro Hedge Fund, Ltd. (the “Investor”), pursuant to which the Company issued and sold to the Investor 1,126,760 shares (the “Shares”) of the Company’s common stock, at a purchase price of $3.55 per Share (the “Private Placement”), for gross proceeds of $4.0 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls Friedberg Mercantile Group, the investment manager of the Investor, which exercises voting and dispositive power over shares held directly by the Investor. The closing of the Private Placement occurred on July 10, 2020.  The Company intends to use the net proceeds from the Private Placement to fund the ongoing development of pepinemab, the Company’s lead product candidate, and for working capital and general corporate purposes.  Also, on July 10, 2020, the Company entered into a registration rights agreement (the “July 2020 Registration Rights Agreement”) with the Investor that affords the Investor certain resale registration rights with respect to the Shares.

Note 15.  SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, the Company sold an additional 1,886,590 shares of the Company’s common stock at a weighted average price of $3.80, through the Open Market Sale Agreement, for net proceeds of $6.9 million.

As discussed in  Note 14, on July 9, 2020, the Company entered into the July 2020 Stock Purchase Agreement with the Investor, pursuant to which the Company issued and sold to the Investor the Shares for gross proceeds of $4.0 million and the Company entered into the July 2020 Registration Rights Agreement with the Investor.

On July 29, 2020, the Company sold 47,319 shares through the Purchase Agreement with Keystone for proceeds of $0.3 million, net of discount.

On July 30, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”), with 3i, LP, as collateral agent and purchaser (“3i”), pursuant to which the Company issued in a private placement transaction (the “Convertible Debt Financing”) its 7% Original Issue Discount Senior Secured Convertible Debenture (the “Debenture”) in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%.

The closing of the sale of the Debenture occurred on August 3, 2020 (the “Closing Date”). The Debenture will mature on the August 3, 2021. The Debenture will accrue interest at 7% per year and be convertible into shares of common stock at the holder’s option, at a conversion price of $9.4125 per share, subject to certain customary adjustments.

Subject to the satisfaction of certain conditions, at any time, the Company may elect to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued and unpaid interest on the amount being redeemed that would have accrued if the Debenture were held through the maturity date. The Company’s obligations under the Debenture can be accelerated upon the occurrence of certain customary events of default and are secured under a Security Agreement by a lien on substantially all of the Company’s assets, subject to certain exceptions.

The Debenture contains customary representations and warranties and affirmative and restrictive covenants, including limitations on indebtedness, liens, dispositions of assets, organizational document amendments, change of control transactions, stock repurchases, indebtedness repayments, dividends, affiliate transactions and certain other matters. The Debenture also provides that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture. Any redemption in this circumstance will be at the election of the holder. In connection with the Convertible Debt Financing, the Company also entered into a registration rights agreement with 3i that affords 3i certain registration rights with respect to the shares of common stock underlying the Debenture.

On August 7, 2020, 12,377 units of Vaccinex Products, LP were exchanged for shares of the Company’s common stock at par value of $0.0001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiary except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report.

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

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors identified in the “Risk Factors” section of this Report, and in Part II, Item 1A of the Annual Report, as well as in our other filings with the Securities and Exchange Commission, or SEC. The forward-looking statements speak only as of the date they were made. Except as required by law, after the date of this Report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. We reported a net loss of $6.5 million and $8.8 million for the three months ended June 30, 2020 and 2019, respectively, and a net loss of $13.7 and $17.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019, we had cash and cash equivalents of $0.5 million and $2.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2019. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, on January 23, 2020 and July 10, 2020 we closed private placements of shares of our common stock for aggregate gross proceeds of approximately $7.5 million and $4.0 million, respectively. On March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we may issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent  and (ii) entered into a Purchase Agreement with Keystone Capital Partners, LLC, or Keystone, pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of our common stock at our direction from time to time.  During the second quarter of 2020, 317,688 shares were sold through the Open Market Sale Agreement for proceeds of $1.2 million, net of commission, and 324,424 shares were sold through the Purchase Agreement with Keystone for proceeds of $1.1 million, net of discount.  Through June 30, 2020, we received total proceeds, net of underwriting discounts and commissions, before expenses of approximately $2.3 million through the Open Market Sale Agreement and the Purchase Agreement with Keystone.  In addition, on May 8, 2020, we received a loan of approximately $1.1 million, or the PPP Loan, under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide loans to qualifying businesses to enable them to continue operations and keep their employees on payroll during the COVID-19 pandemic.  For more information on the terms of the PPP Loan, see Note 8 to our unaudited condensed consolidated financial statements.  We will need substantial additional capital to continue to support our ongoing operations.  Our cash and cash equivalents were $0.5 million and total current assets were $2.6 million at June 30, 2020, which is insufficient to fund our planned operations for the quarter ending September 30, 2020.  Subsequent to the end of the second quarter, we raised total proceeds of approximately $19.8 million, net of commissions and discounts before expenses, through four financing transactions: approximately $6.9 million through our Open Market Sale Agreement with Jefferies, $8.0 million through the sale of a senior secured convertible debenture that closed in August 2020, or the Convertible Debt Financing, $4.0 million through a July 2020 private placement transaction, and $300,000 through our Purchase Agreement with Keystone.  We also received $575,000 of the previously announced $750,000 grant from the Alzheimer’s Association under the 2020 Part the Cloud Program.  While this additional capital will help to extend our available capital in the near term, there can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact on our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed until September 2020. In addition, as discussed above, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan. We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the six months ended June 30, 2019, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology, Inc. and Merck Sharp & Dohme Corp.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$2,443	54%	$5,524	76%	$5,960	60%	$11,299	77%
Wages, benefits, and related costs	1,164	26%	1,031	14%	2,201	22%	1,916	13%
Preclinical supplies and equipment depreciation	442	10%	485	7%	926	9%	956	6%
Consulting, non-clinical trial services, and other	508	11%	264	3%	879	9%	545	4%
Total research and development expenses	$4,557		$7,304		$9,966		$14,716

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

Our current research and development activities primarily relate to clinical development in the following indications:

•

Non-Small Cell Lung Cancer (NSCLC). We are evaluating pepinemab in combination with avelumab in NSCLC in our Phase 1b/2 CLASSICAL-Lung clinical trial. We announced in August 2019 that enrollment in this trial is complete and we announced near topline data for this trial at the virtual American Society of Clinical Oncology conference in late May 2020.  This data suggested that immunotherapy naïve and PD-L1 negative or low patients achieved higher response rates with the combination than with avelumab alone.

•

Huntington’s Disease (HD). We are evaluating pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Enrollment in this trial, consisting of 265 subjects, was completed in December 2018. We expect topline data from this trial in early October 2020, and do not currently anticipate the SIGNAL trial or timing of topline data will be materially impacted by the COVID-19 pandemic.

•

Head & Neck Cancer. The Company is preparing to initiate a new study of pepinemab in combination with an anti-PD-1 checkpoint inhibitor to treat front line head and neck cancer in the second half of 2020.

•	Alzheimer’s Disease. After a delay caused by the COVID-19 pandemic, we expect to initiate a clinical trial of pepinemab in Alzheimer’s disease in September 2020.
•

Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for osteosarcoma and melanoma, and in multiple “window of opportunity” studies in additional cancer indications.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$-	$25	$-	$119
Costs and expenses:
Cost of revenue	-	16	-	191
Research and development	4,557	7,304	9,966	14,716
General and administrative	1,943	1,563	3,693	3,210
Total costs and expenses	6,500	8,883	13,659	18,117
Loss from operations	(6,500)	(8,858)	(13,659)	(17,998)
Other expense, net	(1)	30	9	103
Loss before provision for income taxes	(6,501)	(8,828)	(13,650)	(17,895)
Provision for income taxes	-	-	-	-
Net loss	(6,501)	(8,828)	(13,650)	(17,895)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(6,501)	$(8,828)	$(13,650)	$(17,895)

Comparison of the Three Months Ended June 30, 2020 and 2019

Operating Expenses

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Research and development	$4,557	$7,304	$(2,747)	(38)%
General and administrative	1,943	1,563	380	24%
Total operating expenses	$6,500	$8,867	$(2,367)	(27)%

Research and Development. Research and development expenses in the three months ended June 30, 2020 decreased by $2.7 million, or 38%, compared to the three months ended June 30, 2019. This decrease was primarily attributable to decreases in expenses in the CLASSICAL-Lung and SIGNAL studies, as patients have come off study.

General and Administrative. General and administrative expenses in the three months ended June 30, 2020 increased by $0.4 million, or 24%, compared to the six months ended June 30, 2019. The increase was due to increased stock-based compensation as a result of new option awards to employees and board members, as well as increased directors and officers insurance costs.

Comparison of the Six Months Ended June 30, 2020 and 2019

Operating Expenses

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Research and development	$9,966	$14,716	$(4,750)	(32)%
General and administrative	3,693	3,210	483	15%
Total operating expenses	$13,659	$17,926	$(4,267)	(24)%

Research and Development. Research and development expenses in the six months ended June 30, 2020 decreased by $4.8 million, or 32%, compared to the six months ended June 30, 2019. This decrease was primarily attributable to decreases in expenses in the CLASSICAL-Lung and SIGNAL studies, as patients have come off study.

General and Administrative. General and administrative expenses in the six months ended June 30, 2020 increased by $0.5 million, or 15%, compared to the six months ended June 30, 2019. The increase was due to increased stock-based compensation as a result of new option awards to employees and board members, as well as increased directors and officers insurance costs.

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

In July 2019, January 2020, and July 2020, we completed private placements of our common stock and received gross proceeds of $13.8 million, $7.5 million, and $4.0 million, respectively. Additionally, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies and filed a prospectus supplement pursuant to which we may issue and sell up to $11.5 million of shares of our common stock from time and (ii) entered into a Purchase Agreement with Keystone pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time. On May 8, 2020, we received the PPP Loan in the amount of $1.1 million. During the second quarter of 2020, 317,688 shares were sold through the Open Market Sale Agreement for proceeds of $1.2 million, net of commission, and 324,424 shares were sold through the Purchase Agreement with Keystone for proceeds of $1.1 million, net of discount.  Subsequent to the end of the second quarter, we raised total proceeds of approximately $19.8 million, net of commissions and discounts and before expenses, through four financing transactions: $6.9 million through our Open Market Sale Agreement with Jefferies, $8.0 million through the Convertible Debt Financing discussed below, $4.0 million through the July 2020 private placement transaction, and $300,000 through our Purchase Agreement with Keystone.  We also received $575,000 of the previously announced $750,000 grant from the Alzheimer’s Association under the 2020 Part the Cloud Program.  While the Open Market Sale Agreement does not include a limitation on the total amount of sales that we may sell under the agreement, our sales under the agreement are restricted by what we have registered for sale.  As of the date of the filing of the Quarterly Report, we have sold the full $11.5 million of shares that we previously registered for sale pursuant to the Open Market Sale Agreement, and we will not be able to sell additional shares under the agreement until we register additional shares.

We entered into a Securities Purchase Agreement, or the SPA, with 3i, LP, as collateral agent and purchaser, or 3i, or the Convertible Debt Financing. Pursuant to the SPA, we issued our 7% Original Issue Discount Senior Secured Convertible Debenture, or the Debenture, in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%.  We issued the Debenture on August 3, 2020, and the Debenture will mature on August 3, 2021.  The Debenture will accrue interest at 7% per year and be convertible shares of our common stock at a conversion price of $9.4125 per share, subject to certain customary adjustments. Subject to the satisfaction of certain conditions, at any time, we may elect to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued and unpaid interest on the amount being redeemed that would have accrued if the Debenture were held through the maturity date.  Our obligations under the Debenture can be accelerated upon the occurrence of certain customary events of default and are secured under a Security Agreement by a lien on substantially all of our assets, subject to certain exceptions.

The Debenture contains customary representations and warranties and affirmative and restrictive covenants, including limitations on indebtedness, liens, dispositions of assets, organizational document amendments, change of control transactions, stock repurchases, indebtedness repayments, dividends, affiliate transactions and certain other matters.  The Debenture also provides that in connection with future capital raising transactions, subject to certain exceptions, at the election of the holder we must use 20% of the funds raised to redeem amounts outstanding under the Debenture.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of June 30, 2020 and December 31, 2019, our principal source of liquidity was cash and cash equivalents in the amount of $0.5 million and $2.8 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended June 30, 2020 and 2019, we reported a net loss of $6.5 million and $8.8 million, respectively, and $13.7 and $17.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $262.3 million and $248.6 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings, or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. We intend to use the net proceeds from our recent private placement, the agreements with Jefferies and Keystone, the Convertible Debt Financing, and the funding we received and expect to receive in 2020 from the Alzheimer’s Association and the Alzheimer’s Drug Discovery Foundation to fund the ongoing development of pepinemab and for working capital and general corporate purposes.  We have used and intend to continue to use the funds from the PPP Loan as required for loan forgiveness-eligible purposes under the CARES Act, including payroll, benefits, rent and utilities.

Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties.  There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. In addition, the Debenture also provides that in connection with future capital raising transactions (subject to certain exceptions), at the election of the holder we must use 20% of the funds raised to redeem amounts outstanding under the Debenture.  If we raise additional funds through the public or private sale of equity or debt financings, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(12,958)	$(14,422)
Cash provided by (used in) investing activities	(254)	14,083
Cash provided by financing activities	10,962	-

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

During the six months ended June 30, 2020, operating activities used $13.0 million in cash, primarily as a result of our net loss of $13.7 million.

During the six months ended June 30, 2019, operating activities used $14.4 million in cash, primarily as a result of our net loss of $17.9 million.

Investing Activities. Cash used in investing activities during the six months ended June 30, 2020 resulted from purchases of property and equipment. Cash provided by investing activities during the six months ended June 30, 2019 resulted from sales and maturities of marketable securities.

Financing Activities. During the six months ended June 30, 2020, financing activities provided $11.0 million, of which $7.5 million was attributable to the private placement of common stock, $2.3 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement and Purchase Agreement with Keystone, and $1.1 million was from long-term debt.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic.  However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

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

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our consolidated financial statements as of and for the year ended December 31, 2019, as discussed in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report. Our independent registered public accounting firm also noted this in their report issued on our consolidated financial statements for the years ended December 31, 2019, and 2018. Further, our cash and cash equivalents were $0.5 million and total current assets were $2.6 million at June 30, 2020, which is insufficient to fund our planned operations for the quarter ending September 30, 2020. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. For the foreseeable future, we will have to raise additional working capital to fund our operations. However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates. Given our projected operating requirements and our existing cash and cash equivalents and marketable securities, we obtained $7.5 million and $4.0 million of financing through private placements of our common stock in January 2020 and July 2020, respectively, and on March 27, 2020, we announced that we had (i) entered into the Open Market Sale Agreement with Jefferies and filed a related prospectus supplement pursuant to which we may issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent and (ii) entered into the Purchase Agreement with Keystone pursuant to which Keystone has agreed to purchase up to an aggregate of $5.0 million of shares of the Company’s common stock at the Company’s direction from time to time.  During the second quarter of 2020, 317,688 shares were sold through the Open Market Sale Agreement for proceeds of $1.2 million, net of commission, and 324,424 shares were sold through the Purchase Agreement with Keystone for proceeds of $1.1 million, net of discount. Subsequent to the end of the second quarter, we raised total proceeds of approximately $19.8 million, net of commissions and discounts and before expenses, through four financing transactions: $6.9 million through our Open Market Sale Agreement with Jefferies, $8.0 million through the Convertible Debt Financing, $4.0 million through the July 2020 private placement transaction, and $300,000 through our Purchase Agreement with Keystone.  We also received $575,000 of the previously announced $750,000 grant from the Alzheimer’s Association under the 2020 Part the Cloud Program.

Even with the arrangements described above, we will need to complete additional financing transactions in order to continue operations. These arrangements may also not be sufficient in the near-term. Given, among other things, the current economic uncertainty associated with the COVID-19 pandemic, our recent stock price performance, limitations under Form S-3 as to what we can register for sale, our arrangements with Jefferies and Keystone and other financing strategies we may pursue may not be sufficient to fund our operations in the near term. There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or on favorable terms.

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program. However, the PPP Loan was only sufficient to fund our payroll and other eligible expenses for a limited period of time.

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

We may not be able to pay our indebtedness at maturity.

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program.  On August 3, 2020, we issued the Debenture, which has a principal amount of $8.64 million, an interest rate of 7% per annum and matures on August 3, 2021.  Our ability to make payments on our indebtedness depends on our future performance and capital raising activities, which are subject to economic, financial, competitive and other factors beyond our control.

While all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, if we seek forgiveness there is no assurance that we will be able to obtain forgiveness, notwithstanding that we believe we have used the PPP Loan for qualifying expenses.  The U.S. Department of the Treasury, Small Business Administration and members of Congress have indicated an intention to provide strong oversight of loans granted under the Paycheck Protection Program.  If we are audited or reviewed or our records are subpoenaed by the government as a result of entering into the PPP Loan, it could divert management’s time and attention and we could incur legal and reputational costs, and an adverse finding could lead to the requirement to return the PPP Loan, which could reduce our liquidity, or could subject us to fines and penalties.

While the holder of the Debenture may seek to convert the Debenture into shares of our common stock, there is no assurance that the holder will seek to do so, including because the conversion price for the Debenture is currently $9.4125 per share, and our stock price is currently trading below that level.  Furthermore, the Debenture s secured under a Security Agreement by a lien on substantially all of the Company’s assets, subject to certain exceptions, and if we default, the holder will have rights to those assets.  In addition, the Debenture also provides that in connection with future capital raising transactions (subject to certain exceptions), at the election of the holder we must use 20% of the funds raised to redeem amounts outstanding under the Debenture, which will further limit the use of proceeds we may obtain from future capital raising transactions.

Our business is not expected to generate cash flow from operations in the future sufficient to pay our debt at maturity.  Accordingly, we expect to have to raise additional capital in the future, either through restructuring debt, or obtaining additional equity capital, or pursuing other alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.  Furthermore, the existence of our indebtedness, and the terms associated with it, particularly our recently issued Debenture, could more generally make it difficult for us to raise additional capital.

The COVID-19 pandemic has adversely impacted and will continue to adversely impact our business, including our clinical development plans and our ability to raise capital.

Since December 2019, the COVID-19 pandemic has spread to multiple countries, including the United States, and has caused significant disruptions around the world. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated beginning enrollment in mid-2020 in our study of pepinemab in Alzheimer’s Disease, but the initial enrollment date is now delayed until September 2020. In addition, to mitigate the impact of the COVID-19 pandemic including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan.

We may experience further disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:

•	interruption of key manufacturing, research and clinical development activities due to limitations on work and travel imposed or recommended by federal or state governments, employers and others;
•

delays or difficulties in clinical trial site operations, including difficulties in recruiting clinical site investigators and clinical site staff and difficulties in enrolling patients or meeting protocol-specified procedures, including difficulties in adhering to protocol-mandated visits, treating patients, and testing in active trials;

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

The COVID-19 pandemic and its impacts continue to rapidly evolve. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus and resolve its impacts.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

4.1*	7% Original Issue Discount Senior Convertible Debenture due August 3, 2021.
10.1

Stock Purchase Agreement by and between the Company and Friedberg Global-Macro Hedge Fund, Ltd., dated as of July 9, 2020 (incorporated by reference herein from exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2020).

``
10.2

Registration Rights Agreement by and between the Company and the Friedberg Global-Macro Hedge Fund, Ltd., dated as of July 10, 2020 (incorporated by reference herein from Exhibit 10.2 from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2020).

10.3	Note by and between the Company and Five Star Bank, dated May 8, 2020 (incorporated by reference herein from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020).

10.4

Securities Purchase Agreement by and between the Company and 3i, LP, dated as of July 30, 2020 (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2020).

10.5*	Registration Rights Agreement, dated August 3, 2020, by and among the Company and 3i, LP.

10.6*	Security Agreement, dated July 31, 2020, by and between the Company and 3i, LP, as Collateral Agent.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

Vaccinex, Inc.
(Registrant)

August 14, 2020	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

August 14, 2020	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)