Form 10-Q/A
period 2020-09-30
VACCINEX, INC.
filed 2020-11-20
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note

Vaccinex, Inc. (together with its subsidiaries, the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission (the “SEC”) on November 13, 2020 (the “Original Filing”) to include the information required to be disclosed under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment No. 1 does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment No. 1 should be read together with the Original Filing and the Company’s other filings with the SEC.

Part II - OTHER INFORMATION

Item 2.	Unregistereh1d Sales of Equity Securities and Use of Proceeds

On September 4, 2020, the Company sold 349,650 shares of its common stock in a private placement to an accredited investor exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder, to the Alzheimer’s Drug Discovery Foundation for $5.72 per share. The aggregate gross proceeds for the sale of the shares were $2 million.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	7% Original Issue Discount Senior Convertible Debenture due August 3, 2021 (incorporated by reference herein from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020).

10.1	Stock Purchase Agreement by and between the Company and Friedberg Global-Macro Hedge Fund, Ltd., dated as of July 9, 2020 (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2020).

10.2	Registration Rights Agreement by and between the Company and Friedberg Global-Macro Hedge Fund, Ltd., dated as of July 10, 2020 (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2020).

10.3	Securities Purchase Agreement, dated July 30, 2020, by and among the Company and the Purchaser (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2020).

10.4	Registration Rights Agreement, dated August 3, 2020, by and among the Company and 3i, LP (incorporated by reference herein from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020).

10.5	Security Agreement, dated July 31, 2020, by and between the Company and 3i, LP, as Collateral Agent (incorporated by reference herein from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 3020).

31.3*	Form 10-Q/A Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Form 10-Q/A Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).

101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Stockholders’ Deficit (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited) (previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

November 19, 2020	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 19, 2020	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)