Form 10-K
period 2020-12-31
VACCINEX, INC.
filed 2021-03-31
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as computed by reference to the June 30, 2020 closing price reported by Nasdaq, was approximately $23,670,590

As of March 26, 2021, the Registrant had 28,441,112 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the impacts of the COVID-19 pandemic on the expected timing and progress of our clinical trials, as well as other impacts of the COVID-19 pandemic on the economy, our industry, and our business, financial condition and results of operations, and our ability to raise capital;

•

the sufficiency of the financing arrangements we have entered into, that are intended to fund our payroll and certain other operations for a limited period of time, and our ability to service our outstanding debt obligations;

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

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D (or SEMA4D) biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration and activation of immune and inflammatory cells at sites of injury, cancer or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab (also known as VX15/2503), an antibody that we believe utilizes novel mechanisms of action.  We are focused on the development of pepinemab for the treatment of certain cancer indications, in particular, non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC, as well as neurodegenerative diseases, including Huntington’s disease, or HD, and Alzheimer’s disease, or AD.  Additionally, third party investigators have been studying pepinemab in clinical trials in osteosarcoma and melanoma as well as in “window of opportunity” studies in other indications. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform.

•

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various indications, including cancer and neuroinflammatory and neurodegenerative diseases.  Pepinemab’s mechanisms of action block the SEMA4D signal and activate innate physiological mechanisms to respond to tumors or tissue injury. We first demonstrated in preclinical studies in animal models that the biological activities associated with an antibody blockade of SEMA4D can promote immune cell infiltration into tumors and the repair or prevention of neurological damage in neuroinflammatory and neurodegenerative diseases. A subsequent phase 2 clinical study of immunotherapy with pepinemab in combination with a checkpoint inhibitor (avelumab) supported increased benefit to patients with non-small cell lung cancer (NSCLC), and a recently completed phase 2 study of single agent pepinemab in Huntington’s disease indicated both cognitive benefit and a reduction in brain atrophy and reversal of disease-associated loss of brain metabolic activity.

•

Our ActivMAb® antibody discovery platform is a proprietary human antibody discovery platform based on a novel method for expressing large and diverse libraries of high affinity, full-length human monoclonal antibodies on the surface of mammalian pox viruses. We believe our ActivMAb technology offers (i) rapid generation of high affinity, full-length, human monoclonal antibodies synthesized and naturally modified in mammalian cells, (ii) expression and selection of antibodies that easily and predictably transition to manufacturing in mammalian lines, and (iii) an innovative and efficient method for selecting antibodies against multi-pass membrane proteins, an important class of pharmacological targets. Our product candidate VX5 was generated by our ActivMAb platform and is currently in preclinical development for the treatment of MS and potentially for other autoimmune disorders. We intend to continue to utilize our ActivMAb platform to identify additional product candidates for our own pipeline development and for strategic collaborations.

In addition, we and our academic collaborators are exploring use of our Natural Killer T, or NKT, vaccine platform to discover product candidates that target and extend the activity of NKT cells. NKT cells work directly to kill certain types of parasites and cells, including tumor cells and virus-infected cells. We are applying our agonists to direct NKT cells to the site of tumors, potentially enhancing tumor-specific immunity through recruitment and activation of cytotoxic T cells, or CTL, and antibody-armed natural killer, or NK, cells that will work to eradicate the tumor.

Vaccinex Product Pipeline

We are planning to initiate a new clinical trial of pepinemab in combination with Keytruda for front-line HNSCC in collaboration with Merck, and a new clinical trial of single agent pepinemab in Alzheimer’s disease (AD) in 2021. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D. We are advancing pepinemab with what we believe to be novel mechanisms of action for the treatment of cancer and certain neurodegenerative diseases, including HD and AD. As of December 31, 2020, 521 patients have been treated or enrolled in seven Phase 1 clinical trials and two Phase 2 clinical trials of pepinemab in separate indications.

Cancer

Through December 31, 2020, pepinemab has been studied as a treatment for advanced solid tumors, including in clinical trials in NSCLC, osteosarcoma, and melanoma. We have demonstrated in preclinical tumor models that SEMA4D regulates infiltration of immune precursor cells into tumor tissue. Our preclinical data suggest that blocking SEMA4D promotes infiltration of CD8+ cytotoxic T-cells that can eradicate the tumor while simultaneously altering the tumor microenvironment to reduce immunoinhibitory myeloid suppressor and T regulatory cells. We have also demonstrated in preclinical models the potential for synergy between pepinemab and different checkpoint inhibitors when used in combination. We completed a first Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. Pepinemab was well tolerated in this clinical trial.

In October 2017 in collaboration with Merck KGaA, we initiated the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC who have not previously been treated with immunotherapy. In July 2018, an additional cohort of patients who failed prior immunotherapy was added to the trial.  The CLASSICAL-Lung trial consisted of a dose escalation phase and a subsequent dose expansion phase.  We completed enrollment in the dose expansion phase in August 2019 and released topline data for this trial at the virtual American Society of Clinical Oncology (ASCO) conference in June of 2020.

In February 2018, The Children’s Oncology Group, or COG, with financial support from the National Cancer Institute, initiated a Phase 1/2 clinical trial of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. In June 2018, a Phase 1 IST of pepinemab in combination with Yervoy® or with Opdivo® began at the UCLA Jonsson Comprehensive Cancer Center in patients with advanced melanoma who have progressed on prior anti-PD-1/PD-L1 based therapies.  In addition, Emory University has initiated three separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in multiple other indications.  We also presented interim analysis of these window of opportunity studies at ASCO, in June 2020.

Huntington’s Disease

We are studying pepinemab as a treatment for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the central nervous system, or CNS. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, Alzheimer’s disease, or AD, progressive MS, and other neurodegenerative disorders. We initiated the SIGNAL study, a Phase 2 clinical trial, in July 2015 in early manifest and late prodromal (pre-manifest) HD patients. This clinical trial builds on preclinical studies in an animal model of HD and safety data from a Phase 1 dose-escalation clinical trial of pepinemab in MS patients that we completed in November 2014. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging.  On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018.  Cohort B includes a total of 265 subjects in two cohorts: 179 patients who have early manifest disease, and 86 who are late prodromal.  All subjects are randomized to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Topline data for the SIGNAL Phase 2 trial was reported on September 22, 2020 and more detailed analysis of the data was presented at a medical conference on October 30, 2020.  The U.S. Food and Drug Administration, or FDA, has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD. We anticipate publication of final data from the SIGNAL trial in 2021.

Alzheimer’s Disease

We intend to initiate a clinical study of pepinemab as a potential treatment for AD in 2020.  This study of pepinemab in AD, which we refer to as “SIGNAL-AD,” will be based on our prior research of neurodegenerative disease mechanisms in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD.  We received two-thirds of the funding in the second half of 2020 and expect to receive the remainder when enrollment is completed.  As noted above, the chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in AD as well as in other neurodegenerative disorders.  The design for this study is based on evidence from Cohort A of the SIGNAL clinical trial in HD showing that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging.  Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline.  Recently, it has been reported that FDG-PET is superior to the more established Aβ amyloid-PET as an indicator of cognitive decline in early AD, which gives us greater confidence in relying on the evidence from Cohort A of our SIGNAL clinical trial in HD to inform the design of the SIGNAL-AD trial.  SIGNAL-AD is planned to be a 40 patient, randomized, placebo-controlled, multi-center phase 1b clinical study.  Due in part to delays associated with the COVID-19 pandemic, we expect to enroll the first patient in this trial during the second quarter of 2021, with top-line data anticipated approximately late 2022.

VX5

We discovered VX5 using our ActivMAb platform. VX5 is a human antibody to CXCL13, a molecule that regulates the formation of immune tissues, and is currently in preclinical development for the treatment of MS and potentially for other autoimmune disorders. In preclinical studies, anti-CXCL13 antibodies, such as VX5, have been shown to reduce CXCL13-induced B cell and T helper cell migration, which would otherwise contribute to inflammatory and autoimmune responses. Therapeutic administration of anti-CXCL13 antibody has also been demonstrated to prevent disease progression in mouse models of MS and rheumatoid arthritis.

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

Our Strategy

Our goal is to efficiently discover and cost-effectively develop targeted biotherapeutics that will provide safe, substantial and sustained benefits to patients with serious diseases and unmet medical needs. The principal elements of our business strategy are to:

•

Develop pepinemab in combination with checkpoint inhibitors as a therapy for patients with cancer. We have completed the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC. Results demonstrated increased infiltration of cytotoxic T-cells into tumors and treatment appeared to provide an approximately two-fold increase in objective clinical responses relative to previously reported single agent avelumab. An unexpected finding was that NSCLC has a relative paucity of myeloid derived suppressor cells (MDSC). Since inhibition of these immunosuppressive cells is a second major mechanism of action of pepinemab, we, in collaboration with Merck Sharp & Dohme, are planning a new study of the combination of pepinemab with Keytruda in first-line HNSCC, a cancer indication in which MDSC are believed to play an important role in immune resistance.

•

Develop pepinemab as a therapy in Huntington’s disease. We initiated the SIGNAL study, a multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical trial in subjects with late prodromal and early manifest HD in July 2015. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017.  On the basis of this data, the design of the Cohort B portion of the trial was modified, and enrollment was completed in December 2018 with a total of 265 subjects.  Top-line data was released on September 22, 2020.  Although the study did not meet its prespecified primary endpoints, it showed evidence of treatment related reduction in cognitive decline and brain atrophy and provided information that we believe will be valuable for the design of a potentially pivotal phase 3 study.  We are currently exploring the possibility of partnering for such a study.

•

Develop pepinemab as a therapy in Alzheimer’s disease.  We intend to initiate a randomized, placebo-controlled, multi-center phase 1b clinical study of pepinemab in AD, or the SIGNAL-AD, in 2021.  This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. We expect to enroll the first patient in mid-2021 with data anticipated in late 2022/early 2023.

•

Leverage our existing SEMA4D collaborations and establish new partnerships to explore the promise of combination therapies in additional disease indications. We plan to build on our current research collaborations and establish new partnerships with pharmaceutical companies to explore various applications of our SEMA4D technology and continue to study pepinemab in combination with other cancer and neurodegenerative disease therapies currently in development. These are complex diseases, and it is reasonable to anticipate further benefits to combination treatments as we have seen in cancer immunotherapy.

•

Utilize our ActivMAb antibody discovery platform to identify human antibodies for strategic collaborations and for our own pipeline development, including, in particular, against difficult multi-pass membrane targets. Our ActivMAb technology provides a unique capability to select antibodies against multi-pass membrane receptors, an important class of pharmaceutical targets that are estimated to account for approximately 40% of approved small molecule therapeutics. Because such targets are embedded in lipid membrane and denature when isolated, it has been very difficult to select antibodies against them and to develop such antibody drugs with potentially more favorable safety profiles.

As illustrated below, each of our two major platforms, SEMA4D and ActivMAb, is the subject of multiple existing research collaborations. We are actively engaged in discussions regarding additional collaborations.

Partner/Collaborator	Purpose of Relationship
Pepinemab

Merck Sharp & Dohme (subsidiary MSD Int’l GmbH) Ares Trading S.A. (Merck KGaA, Darmstadt Germany)

Phase 2 clinical trial of pepinemab in combination with Keytruda in immunotherapy naïve, front-line HNSCC patients.

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

Huntington Study Group	General CRO-related services for Phase 2 clinical trial of pepinemab in early-stage and late prodromal HD patients.

UCLA Jonsson Comprehensive Cancer Center	Phase 1 IST of pepinemab in combination with Yervoy and Opdivo in patients with melanoma whose tumors have progressed following treatment with any anti-PD-1/PD-L1 antibody.
ActivMAb

Catalent Pharma Solutions, LLC	Selection of an antibody to a cancer membrane target suitable for construction of an antibody drug conjugate employing proprietary Catalent technology.

Surface Oncology, Inc.	Identification and selection of antibodies against two target antigens using our proprietary technology.

Unnamed Pharmaceutical Co. (2)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

Unnamed Biotech Co. (5)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

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

•	NK cells, which directly destroy certain types of tumor cells or cells infected with viruses.
•	NKT cells, which can both directly destroy target cells and recruit and activate other immune effector cells to the site of tumor or infection.

The immune system protects the body through various mechanisms that recognize and eliminate bacteria, viruses and other pathogens, and abnormal cells such as cancer cells. These mechanisms initiate a series of signals resulting in stimulation of the immune system in response to pathogens or abnormal cells. The activities of the immune system are undertaken by its two components: the innate immune system and the adaptive immune system.

The role of the innate immune system is to provide a rapid, non-specific response to a pathogen or to abnormal cells in the body and to facilitate activation of the adaptive immune system. The innate immune system consists of specialized cells such as macrophages, dendritic cells, monocytes and NKT cells. When the body recognizes a pathogen, it activates these specialized cells of the innate immune system, resulting in a cascade of signaling events that cause the production of proteins to fight the infection caused by the pathogen.

In contrast to the innate immune system, the adaptive immune system provides a pathogen-specific response to an infection. The adaptive immune system does this through the recognition by specific receptors expressed on B cells and T cells of specific proteins, called antigens, which are part of the pathogen or abnormal cell. Signals produced by the innate immune system facilitate this process. Upon recognition of an antigen, which could come from pathogens or from cancer cells, the adaptive immune system produces antibodies and antigen-specific immune cells that specifically detect and destroy cells that express the same antigen. T cells and B cells (and the antibodies derived from the mature B cell) of this adaptive immune system respond to the many antigenic differences between pathogens and human cells or to small structural differences that, for example, distinguish a cancer cell from a normal cell.

Monoclonal antibodies are proteins manufactured in cultured cells that can bind to specific substances in the body, including cancer cells or molecules that regulate immune responses. Monoclonal antibodies can be used alone to enhance immune responses or to direct NK cells to tumors or to carry drugs, toxins or radioactive substances directly to cancer cells. Therapeutic monoclonal antibodies are typically derived from genes encoding specific natural antibodies and are produced by introducing those genes into specially adapted mammalian manufacturing cell lines. The antibody’s ability to bind specifically to a target or antigen is also referred to as its specificity. Using this mechanism, antibodies can tag foreign substances for attack by other immune system cells or neutralize the targets directly. In treating diseases such as cancer, researchers either find antigens specific to cancer cells, create antibodies that bind those antigens to use the body’s immune system to destroy the cancer cells or target immune regulatory mechanisms to increase the magnitude and duration of protective immune responses.

Our SEMA4D Antibody Platform

Overview

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various indications, including to promote immune cell infiltration and activity in tumors as well as to inhibit neuroinflammatory and neurodegenerative diseases. Pepinemab, a molecule that blocks the signaling activity of SEMA4D, is currently in clinical development by us for the treatment of NSCLC, and HD, as well as by third parties in ISTs in osteosarcoma, and melanoma and in multiple “window of opportunity” studies in other indications. We expect to initiate a clinical trial of pepinemab in combination with Keytruda for HNSCC and as a single agent in AD in the second quarter of 2021 and intend to use our SEMA4D platform to address additional cancer indications and neurodegenerative diseases in the future.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D, which is an extracellular signaling molecule that regulates the migration and activation of immune and inflammatory cells at sites of injury, cancer or infection. SEMA4D signals through the plexin-B1, or PLXNB1, receptor expressed on many precursor cells. The PLXNB1 receptor molecule can activate the R-Ras protein, which regulates adhesion to the extracellular matrix. Binding of SEMA4D to PLXNB1 can also either activate or inactivate RhoA protein and its effect on ROCK-kinase, which regulates the cell cytoskeleton. These two activities, cell adhesion and cytoskeletal reorganization, control the migration of precursor cells. Precursor cells play an important role in maintaining health and repairing tissue damage in the adult organism by migrating to affected target locations in the body where they can differentiate into mature functional cells. In the case of an immune precursor cell, the mature cell can engage in protective activity against a tumor or infection. Other precursor cells are dedicated to repairing tissue damage, such as precursor cells that can remyelinate nerve axons at a demyelinated lesion. Depending on the nature of a precursor cell and its natural signaling cascade, SEMA4D can inhibit or activate cell migration and/or maturation.

As a result, pepinemab’s ability to affect SEMA4D’s regulation of precursor cells may be relevant to multiple disease indications. In cancer, we believe pepinemab will promote the infiltration and activation of immune precursor cells in the tumor. In HD, we believe pepinemab will mobilize precursor cells that repair damage to myelin and neurons and prevent chronic activation of inflammatory cells of the brain, the astrocytes and microglia that are implicated in neurodegenerative diseases.

We have performed numerous preclinical studies in animal disease models to investigate the mechanisms of action of anti-SEMA4D antibodies. Pepinemab is a humanized version of our antibody used in preclinical studies. The mouse antibody that we use in our pre-clinical studies and the humanized antibody we use in our clinical trials are closely related and have very similar properties, including specificity and affinity. For convenience, they are both referred to as pepinemab in our preclinical studies and in the clinical trials described in this Annual Report.

Collaboration and IST Agreements

Merck KGaA

In October 2016, we entered into a clinical trial collaboration and supply agreement with Merck KGaA through its subsidiary, Ares Trading S.A., to test pepinemab in combination with avelumab checkpoint inhibitor in NSCLC patients whose tumors have progressed on or following chemotherapy, which is the CLASSICAL–Lung clinical trial.  An additional cohort of patients who failed prior immunotherapy was added in July 2018.  We sponsored the investigational new drug application, or IND, for this study and Merck KGaA shares in the cost of the trial. Either party may elect to extend the collaboration to one additional cancer indication under certain circumstances. The agreement does not convey rights or a license to Merck KGaA to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell avelumab, a Merck KGaA compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck KGaA. The clinical trial concluded in the second quarter of 2020 and a clinical study report was completed which terminated our collaboration in NSCLC. A manuscript reporting the results of this study will be published in the journal Clinical Cancer Research around the second quarter of 2021.

UCLA Jonsson Comprehensive Cancer Center

In June 2018, we entered into an Investigator Sponsored Clinical Trial Agreement, or ISTA, with the University of California Los Angeles Jonsson Comprehensive Cancer Center. We provide pepinemab drug and financial support for a Phase 1 IST of pepinemab in combination with Yervoy or with Opdivo in two separate cohorts of patients with melanoma whose tumors have progressed following treatment with any anti-PD-1/PD-L1 antibody. The Yervoy and Opdivo checkpoint inhibitors are provided by Bristol-Myers Squibb under a separate agreement with UCLA. The Cancer Center owns the clinical data generated from this IST, and we have the right to access and use this data for any lawful purpose. We provided funding for site clinical operations and clinical laboratory testing of patient samples at Covance Central Labs. This trial was unexpectedly terminated in the third quarter of 2020 after only a handful of patients had been treated when the principal investigator transferred from the Jonsson Cancer Center to another Institution. One of three patients treated with the combination of pepinemab and Opdivo experienced durable disease stabilization for ~ 21 months and continued treatment under an extended access program.

Children’s Oncology Group

In December 2017, we entered into an agreement for an IST with Children’s Hospital of Philadelphia, or CHOP, on behalf of COG, to provide pepinemab for a Phase1/2 clinical trial to study pepinemab as a single agent in treating younger patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. We provided pepinemab drug and limited funding for clinical laboratory testing of patient samples, but all other clinical trial expenses are funded by the National Cancer Institute, or the NCI, through a grant to COG. CHOP, on behalf of COG, owns the clinical data developed or obtained in connection with this IST, except that we will own data developed by or obtained from us or on our behalf and that Vaccinex and CHOP, on behalf of COG, will jointly own certain pharmacokinetic and pharmacodynamic data and biomarker analysis data. We possess an exclusive right under the agreement to purchase any of the data owned by CHOP. No license rights to pepinemab are conveyed to CHOP, COG or the NCI by this agreement. The study has been completed and a clinical report is in preparation. Pepinemab was well-tolerated in both children and adolescents and one 8-year-old boy with osteosarcoma had ongoing disease stabilization for greater than 2 years. However, the frequency and duration of objective responses did not support continued development as a single agent. Discussions are ongoing regarding potential combination therapy in this population.

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

Huntington Study Group (SIGNAL)

In March 2015, we entered into a Clinical Trial Management Agreement with The Huntington Study Group, or HSG, to provide general CRO-related services for the SIGNAL study in HD, including management of subcontractors involved in the clinical trial, at approximately 30 clinical sites in the United States and Canada, each covered by a standard clinical trial agreement between us, as IND sponsor, HSG and the clinical site. Payments are on a fee for service basis. We will retain ownership of all clinical data generated from this agreement, while HSG and its subcontractors, including the clinical sites, will have the right to use limited data generated from the study for internal educational and non-commercial purposes. No license rights to pepinemab are conveyed to HSG by this agreement. Top line data from this study was released on September 22, 2020 and further analysis was presented at a medical conference on October 30, 2020. We are currently preparing a manuscript reporting these study results.

Pepinemab in Cancer

Overview

We are studying pepinemab as a treatment for advanced solid tumors, including NSCLC. Our preclinical data suggest that blocking of SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. We initiated the CLASSICAL–Lung clinical trial of pepinemab in combination with avelumab, a checkpoint inhibitor of the PD-1/PD-L1 pathway, in October 2017 in patients with NSCLC who have not been previously treated with immunotherapy and in patients who have failed prior immunotherapy. Near topline data for the CLASSICAL–Lung clinical trial was reported at ASCO in June of 2020 and a manuscript reporting the results is expected to be published in the second quarter of 2021.

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

Figure 3. Anti-SEMA4D Antibody Increases Cytotoxic T Cells in Tumor

Figure 4. Anti-SEMA4D Antibody Enhances Tumor-specific Cytotoxic TIL

In addition to increased infiltration of T cells, infiltration of other functionally important immune cells, including cells expressing the CD11c marker and/or the F4/80 marker of antigen presenting cells, or APC, are also increased as illustrated in Figure 5.

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

As illustrated in Figures 7A and B, we have also demonstrated in mouse models of colorectal and head and neck cancer that the pepinemab antibody amplifies the benefits of other treatments that increase anti-tumor immunity, including, in particular, the checkpoint inhibitors anti-CTLA-4 and anti-LAG3. Five separate studies performed by us showed tumor regression on average of approximately 80% and as high as 100% of mice in the colorectal tumor model (Figure 7A). We understand this synergy as the combined effect of an agent, anti-CTLA-4, that allows increased expansion of tumor-specific T cells in tumor draining lymph nodes and anti-SEMA4D that increases infiltration of these expanded T cells into tumor. Checkpoint inhibitors may also increase T cell activity intratumorally. Similar benefits are seen in the head and neck cancer model and in a colon cancer model in combination with anti-LAG3 (Figure 7B).

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

A promising immunotherapy approach to activating antitumor immunity with demonstrated efficacy is the blockade of immune checkpoints. Immune checkpoints refer to inhibitory pathways hardwired into the immune system that are crucial for modulating the magnitude and duration of immune responses to minimize collateral tissue damage. Scientists have observed that tumors co-opt certain immune-checkpoint pathways as a major mechanism of immune resistance, particularly against T cells that are specific for tumor antigens and otherwise would attack the tumor. Research has demonstrated that because many of the immune checkpoints are initiated by the interaction between ligands and their specific receptors, these immune checkpoints can be readily blocked by antibodies that neutralize ligands or block receptors. Anti-CTLA-4 antibodies are antibodies to the cytotoxic T-lymphocyte-associated antigen 4 and Yervoy was the first of this class of immunotherapies to achieve approval by the FDA. Programmed cell death protein 1, or PD-1, is another immune checkpoint pathway currently being targeted with immunotherapies. Merck’s anti-PD-1 drug Keytruda ® (pembrolizumab) was initially approved for use for the treatment of patients with advanced or unresectable melanoma who are no longer responding to first-line therapy, and Opdivo is approved for patients with melanoma who no longer respond to other drugs and for patients with advanced (metastatic) squamous NSCLC with progression on or after platinum-based chemotherapy. Keytruda has also received approval as first-line therapy in NSCLC patients with high PD-L1 expression and in May 2017 was approved for use in combination with chemotherapy in patients with metastatic non-squamous NSCLC and as second line therapy in patients with greater than 1% PD-L1 expression. Both Opdivo and Keytruda have also received approvals for certain populations of patients with head and neck squamous cell carcinoma, or HNSCC, urothelial cancer and Hodgkin’s lymphoma. Other checkpoint inhibitors targeting PD-L1 have also received approvals for certain patient populations with specific cancer indication: Genentech’s Tecentriq® (atezolizumab) in urothelial cancer and NSCLC; Bavencio® in Merkel cell and urothelial cancer; and AstraZeneca’s Imfinzi® (durvalumab) in urothelial cancer and as maintenance therapy in unresectable Stage III NSCLC following chemoradiation therapy. Multiple approvals in additional cancer indications have followed and more are in progress.

Currently, there are several hundred clinical trials of anti-PD-1, the receptor, and anti-PD-L1, the matching ligand, many of which may selectively enroll patients with tumors that express the programmed death ligand 1, or PD-L1, due to a greater expected response rate in such patients than those with PD-L1 negative tumors. However, even though PD-L1 positive patients respond better than PD-L1 negative patients, the anticipated response rate of PD-L1 positive patients to single agent anti-PD-1/PD-L1 is generally low, at approximately 20%, with the exception of melanoma and bladder cancers, where response rates can be as high as 35% to 40%. Therefore, we believe it is important to identify combination therapies that could result in greater response rates in more tumor types and that may avoid the need for combination with toxic chemotherapy.

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

We believe that the combination of pepinemab with immunotherapeutic drugs could prove beneficial. Many immunotherapeutic drugs act by inhibiting negative feedback that limits the magnitude or duration of immune responses, e.g., checkpoint inhibitors such as anti-PD-1, or act by directly inducing greater tumor-specific immune activity, e.g., co-stimulator activities or cancer vaccines. Pepinemab has a different immunotherapeutic mechanism of action in cancer. It promotes infiltration of immune cells into a tumor and, as such, we believe could enhance the activity of other agents that increase peripheral immune responses. This is the basis for several of our preclinical and clinical collaborations.

In preclinical studies, we determined that pepinemab in combination with a CTLA-4 checkpoint inhibitor can greatly enhance the immune response to tumors by amplifying the benefits of such checkpoint inhibitor. In preclinical tumor models, anti-SEMA4D demonstrated synergy in combination with anti-CTLA-4 for inhibition of tumor growth and increased frequency of complete tumor regression. Based on our preclinical studies, it appears that pepinemab removes the barrier presented by SEMA4D to infiltration into the tumor of immune cells expanded by blockade of CTLA-4. Pepinemab does not itself trigger expansion of immune cells but has a profound influence on the traffic of tumor-specific immune cells and, therefore, their ability to eradicate tumors.

Notwithstanding the promise of checkpoint inhibitors, we believe there are still challenges with treatments that are currently approved and in development. The response rate to anti-CTLA-4 is higher in melanoma than in most other tumor types. Combination with pepinemab could increase response rates in cancers that respond poorly to checkpoint inhibitors as single agents. We have observed in preclinical models that SEMA4D produced in tumors obstructs activation and expansion of tumor-inhibiting immune cells such as MDSC, M2-type macrophage and Treg in the tumor environment.

In addition to the immune-mediated mechanism of action of pepinemab described above, there is an independent mechanism of action relevant to certain tumors that express both the plexin-B1 receptor for SEMA4D and an oncogenic membrane receptor kinase, ErbB-2 or MET. We and others have shown that the crosslinking of membrane associated PLXNB1 receptors by SEMA4D can transactivate the two oncogenic membrane receptor kinases, ErbB-2 and MET. ErbB-2 is also known as human epidermal growth factor receptor 2, or HER2, the target of the immunotherapy Herceptin ® (trastuzumab). ErbB-2 and MET membrane receptor kinases are oncogene products, which when transactivated are known to play an important role in the development and progression of certain types of cancers. Both SEMA4D and its PLXNB1 receptor are over-expressed in a wide array of tumor types, such as breast, lung, colorectal, pancreatic, ovarian, head and neck cancer and sarcoma. SEMA4D is also produced by inflammatory cells present in certain tumor microenvironments and has been shown in genetic studies to be a key oncongenic factor in osteosarcoma. As illustrated in Figure 8, we have demonstrated in preclinical animal models that blocking SEMA4D from crosslinking its PLXNB1 receptor by treatment with pepinemab induces regression of a PLXNB1/ErbB-2 double positive tumor even when administered as a single agent.

We believe that this single agent activity may be attributed to pepinemab’s neutralization of SEMA4D to block its interaction with its PLXNB1 receptor and prevent transactivation of ErbB-2 in combination with the immune enhancing effects of pepinemab. We believe pepinemab represents a new potential therapeutic strategy for treatment of HER2+ breast and ovarian cancers either as a single agent or in combination with anti-HER2 antibodies (e.g., trastuzumab).

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

Completed Phase 1 Clinical Trials

In October 2014, we completed a two-center, open-label, multiple-dose, dose-escalation, non-randomized, Phase 1 safety and tolerability clinical trial of intravenous pepinemab in adult patients with advanced solid tumors, such as colorectal, breast, lung, renal and bladder cancers. As illustrated in Figure 9, it was observed that some patients had relatively greater benefit from pepinemab treatment as demonstrated by extended progression-free survival. This was directly correlated to the level of circulating immune cells, a surrogate marker of immune competence. This is consistent with our understanding of the immune-mediated mechanism of action of pepinemab which enhances immune cell traffic and tumor infiltration but does not alone increase the level of circulating immune cells. Our scientific rationale for combining pepinemab with an immunomodulatory therapy is to increase the number of patients who have a sufficiently strong immune response so that they can benefit from the ability of pepinemab to direct these immune cells into the tumor.

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

Completed and Planned Phase 1b/2 Clinical Trials

Non-Small Cell Lung Cancer (NSCLC)

In October 2017, in collaboration with Merck KGaA, based on safety data obtained in a Phase 1 clinical trial with pepinemab administered as a monotherapy in patients with solid tumors, we initiated the CLASSICAL–Lung Phase1b/2 clinical trial in NSCLC of pepinemab in combination with avelumab, a checkpoint inhibitor targeting the PD-1/PD-L1 pathway.  The CLASSICAL-Lung trial consists of a dose escalation phase and a subsequent dose expansion phase.  The dose escalation phase of the trial consisting of 12 subjects is complete, and we have now completed the dose expansion phase, which includes 18 subjects in one cohort of patients who are immunotherapy naïve and 32 subjects in a second cohort whose tumors have progressed during or following an initial treatment with anti-PD1/PD-L1.

Approximately 59% of the CLASSICAL-Lung trial subjects whose tumors had progressed during or following treatment with FDA-approved checkpoint inhibitors experienced a halt or reversal of tumor progression after treatment with the combination of pepinemab plus avelumab.  About, half of the subjects who benefited from the combination had been treated with Keytruda and roughly 25% had been treated with Opdivo prior to enrolling in this clinical trial. Two patients had partial responses, or PRs, with approximately 66% and 52% tumor reductions on combination therapy after progression on Keytruda®, and 15 patients experienced stable disease, or SD, including three who had been refractory to prior anti-PD1/PD-L1.

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

Head and Neck Cancer

We believe another mechanism of action of anti-SEMA4D antibody that complements and enhances the effects described above of increased tumor penetration by antigen presenting cells and enhanced infiltration of CD8+ T-cells is reduced accumulation and activity of myeloid derived suppressor cells, or MDSC. This was also demonstrated in a preclinical model of head and neck cancer, the MOC1 carcinoma. In preclinical models, these changes in MDSC accumulation and function resulted in enhanced T-lymphocyte tumor antigen-specific responses in combination with either CTLA-4 or PD-1 targeted immune checkpoint inhibitors. MDSC appear to play a particularly important role in immune evasion in certain cancer indications, notably including HNSCC, by inhibiting the activity of cytotoxic T-cells. We have observed relatively few MDSC in NSCLC in our SIGNAL trial, as compared to results observed in HNSCC biopsies.  As a result of these contrasting observations in HNSCC and NSCLC, we have entered into a collaboration with Merck Sharp & Dohme to initiate a combination phase 2 study of pepinemab with pembrolizumab in front-line HNSCC. We currently plan to initiate this study in the second quarter of 2021.

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

The Role of SEMA4D in Neurodegenerative Disease

SEMA4D plays a crucial role in neuroinflammatory and neurodegenerative diseases through at least three independent mechanisms: (i) inducing the activation of innate inflammatory cells of the CNS, including both microglia and astrocytes, which is associated with long term damage to nervous tissue; (ii) inhibiting migration and differentiation of precursor cells that have the ability to repair demyelinated lesions and to replenish depleted astrocytes; and (iii) inducing the breakdown of the tight junctions between endothelial cells that seal the blood-brain barrier and prevent degradation of the cellular and molecular environment of the brain.

Chronic activation of microglia is associated with neuroinflammatory and neurodegenerative disease. We have demonstrated in preclinical studies that SEMA4D activates microglia at the site of demyelinated lesions. We have also demonstrated that SEMA4D inhibits the migration of oligodendrocyte precursor cells, which are capable of repairing damage to demyelinated lesions.

As demonstrated in Figure 10, spinal cord sections were stained for expression of a characteristic marker of oligodendrocyte precursor cells known as NKx2.2. It was observed that oligodendrocyte precursor cells are randomly distributed and do not migrate to the site of a demyelinated lesion in control animals (red stained cells in left panel) and are, therefore, unable to repair damage. SEMA4D appears to inhibit migration of these precursors because they do migrate when animals are treated with pepinemab (right panel). In contrast, SEMA4D promotes activation of microglia at the site of lesions as demonstrated by inhibition of activation upon treatment with pepinemab. As illustrated below, in Figures 10 and 11, the left panel represents sections of spinal cord from animals treated with control antibody and the right panel represents similar sections from animals treated with pepinemab. In Figure 10, the sections are stained for NKx2.2 (red), a marker of oligodendrocyte precursors, while in Figure 11, the sections are stained for Iba1 (brown), a marker of microglial activation.

Figure 10. Pepinemab Promotes Migration of Oligodendrocyte Precursor Cells

Figure 11. Pepinemab Inhibits Activation of Microglia

In addition to microglia, the second major type of innate inflammatory cells of the CNS is the astrocyte. Astrocytes are among the most numerous cells in the brain equal or greater in number than neurons. A single astrocyte makes numerous connections to other cells through cytoplasmic extensions. These connections allow astrocytes to provide trophic support in the form of growth factors and nutrients to neurons and other brain cells. Among other important astrocyte functions, the blood vessels that feed the brain are 100% covered with specialized cytoplasmic extensions of the astrocyte that express glucose transporter and facilitate uptake of glucose, the main source of energy in the brain, from circulation. In addition, astrocytes are responsible for recycling approximately 80% of the free excitatory transmitter, typically glutamate, released at nerve synapses. This is believed to be an important function to reduce the potential for spurious signals and the danger of excitotoxicity induced by high concentrations of excitatory transmitter that can lead to loss of function and degeneration of post-synaptic neurons. Astrocyte activation is common to a number of different neurodegenerative diseases, including HD, AD and progressive MS. When astrocytes are activated, their cytoskeletons partially collapse, and they lose cell contacts. This can cause loss of trophic support and increased concentrations of excitotoxic transmitters leading to neurodegenerative effects. We observed that astrocytes express high levels of plexin-B1 receptors for SEMA4D. To determine the effect of SEMA4D signaling on astrocytes, we isolated purified rat astrocytes in culture and investigated the effect of adding recombinant SEMA4D. Quantitative measure of the level of polymerized actin, or F-actin, demonstrated that SEMA4D signaling through receptors on astrocytes results in rapid dissolution of 60% of polymerized F-actin, which in turn results in partial collapse of the cytoskeleton and corresponding loss of cell contacts. We believe, therefore, that SEMA4D is an important factor for inflammatory activation of both astrocytes and microglia.

The Unmet Medical Need for Huntington’s Disease

HD is a neurodegenerative genetic disorder that typically manifests in mid-adult life. People with HD experience profound neurodegeneration predominantly in the basal ganglia and cortex, which are brain areas critically involved in motor control and cognitive function. Individuals afflicted with HD develop involuntary movements, known as chorea, as well as significant cognitive and psychiatric problems. The gene inheritance is based on a single mutated autosomal dominant gene. Therefore, an individual with one mutated copy of the gene inherited from either parent will develop the disease. In general, if an individual has the disease, each of his or her children is at 50% risk of inheritance. Thus, each diagnosis may affect more than just one person with devastating impact on the family. To date, there is no FDA-approved disease modifying therapy and treatment is largely directed towards management of symptoms and improving quality of life.

According to the Huntington’s Disease Society of America, there are over 30,000 people in the United States who have been clinically diagnosed with HD and an additional 250,000 people that are at risk of inheriting a mutated HD allele from their parents. Less than 5% of at-risk individuals pursue predictive genetic testing, due to a lack of effective treatments. However, because there is a 50% chance of inheriting the mutated allele, roughly 125,000 of people in the at-risk pool will ultimately develop HD. The development of a disease-modifying therapy could encourage at-risk patients to seek out testing.

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

Our Approach to Huntington’s Disease

We are studying pepinemab for the treatment of early-stage HD. We believe SEMA4D impacts the pathology of HD through multiple mechanisms, making SEMA4D a promising target for therapeutic development in this disease. Our primary goal is to develop a treatment that will prevent or delay the progress of, or reduce the symptoms of, the disease in early manifest patients.

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

HD is based on a single mutated gene, and transgenic animals have been engineered to express this gene and such animals are found reproduce many symptoms similar to those of the human disease. We and our academic collaborators evaluated the pepinemab antibody as a potential therapy in the yeast artificial chromosome, or YAC, transgenic mouse model that expresses full-length mutated human Huntingtin gene, or YAC128, and reproduces many of the characteristic signs and symptoms of HD. Starting at six weeks of age, YAC128 and normal wild type, or WT, control mice received either pepinemab or isotype-control antibodies weekly for 47 weeks. Before the mice reached 12 months of age, behavioral assessments and tissue analyses were performed to determine any benefits from treatment with the pepinemab antibody. As illustrated below in Figure 12, the results demonstrated a significant reduction in the loss of cortical and white matter volume in the brain of the transgenic animals. Loss of brain volume is a characteristic neuropathology in these animals that is also observed in both HD and progressive MS patients.

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

SEMA4D Upregulation Signals Neuronal Stress and Triggers Inflammatory Transformation of Astrocytes

Although the clinical manifestations of HD clearly indicate neuronal deficits, the close interaction and interdependence of glial cells and neurons allows for the possibility of a glial origin to neuronal pathology by initiating and/or amplifying neuronal dysfunction. We have found that during underlying disease progression in HD transgenic mice, SEMA4D is upregulated (i.e., more highly expressed) in neurons (Fig. 14). Binding of recombinant SEMA4D to purified GFAP+ astrocytes in vitro triggers significant depolymerization of F-actin (Fig. 15), thereby restricting the ability of the astrocytes to extend cytoplasmic projections on which their normal cell functions rely. These results suggested that in the presence of SEMA4D, the ability of astrocytes to perform normal functions, such as the interaction with brain capillaries to facilitate glucose transport, and the ability to cradle of synapses with cytoplasmic extensions that express glutamate receptors and that are responsible for recycling 80% of free glutamate, would be degraded. We have observed similar upregulation of SEMA4D in neurons at progressive stages of disease in HD patient autopsy specimens (Fig 16).  We believe that, in these cases (i) SEMA4D is upregulated as a signal of stress at sites of neuronal injury, (ii) this triggers inflammatory activation of plexin-B1 positive astrocytes in close proximity to neurons, and (iii) astrocytes abandon their normal role in glucose transport and glutamate recycling and, importantly, switch to secretion of inflammatory cytokines. Blocking SEMA4D signaling could, therefore, prevent or reduce disease-associated inflammatory transformation and loss of normal astrocyte functions during neuroinflammatory disease progression. In the case of HD, neuronal stress might be the result of accumulation of aggregates of mutant huntingtin protein. We believe that neuronal stress in other slowly progressive neuroinflammatory and neurodegenerative diseases such as Alzheimer’s may follow from a different physiological cause but result in similar inflammatory response.

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

Figure 15. SEMA4D Inhibits Cell Migration and Process Extension

Figure 16. SEMA4D is Upregulated in Neurons during Underlying HD Progression in Patients

Completed Phase 1 Clinical Trial for Safety

The safety and tolerability of pepinemab was initially assessed in a Phase 1 dose-escalation clinical trial in MS patients. In November 2014, we completed a multi-center, double-blind, placebo controlled, single-ascending dose Phase 1 safety and tolerability clinical trial of intravenous pepinemab in 50 adult patients with MS. Pepinemab was well tolerated in this Phase 1 clinical trial. No dose-limiting toxicity was found in five cohorts with doses ranging from 1 to 20 mg/kg. Only one serious adverse event has been reported and was deemed unrelated to the study treatment. This same clinical trial also provided quantitative data that allowed us to estimate the half-life of the pepinemab antibody in patients as approximately 20 days. We believe this extended half-life will allow us to treat subjects once a month. We selected HD as our initial indication for pepinemab because of the unmet need in the indication, as well as well-characterized natural history, and nearly 100% diagnostic precision based on presence of mutations. The data from the Phase 1 MS safety clinical trial has contributed to the safety database to enable initiation of a Phase 2 clinical trial in HD.

SIGNAL Phase 2 Clinical Trial in HD

The SIGNAL study was designed to assess the safety and efficacy of pepinemab in early-stage and prodromal HD patients. SIGNAL was a randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics, and efficacy of intravenously administered pepinemab. We initiated the clinical trial in July 2015. We engaged a contract research organization specializing in HD, HSG, to assist in site selection and trial management. The trial had an adaptive design in two cohorts.  The initial Cohort A of 36 patients was treated monthly for six months with either pepinemab or placebo in a 1:1 ratio. At the end of six months, the placebo group crossed over to pepinemab so that all subjects were treated with the drug until month 12.  Interim analysis of Cohort A data for 36 randomized patients was completed in April 2017.  Data from this cohort showed that treatment was well-tolerated and that pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging.  On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018.  Cohort B enrolled a total of 265 subjects in two groups: 179 patients in group 1 (B1) who have been diagnosed with early manifest disease, and 86 in group 2 (B2) who are late prodromal.  All subjects were randomized 1:1 to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Following discussions with FDA, coprimary endpoints for this clinical trial were pre-specified to include a family of two cognitive assessments developed for HD, and the treating physicians Clinical Global Impression of Change (CGIC) following 18 months of treatment. A Composite Index of the full HD-Cognitive Assessment Battery (HD-CAB) was an exploratory endpoint. Additional endpoints included imaging by MRI to detect brain atrophy and FDG-PET imaging in a subset of patients to detect changes in brain metabolic activity which is known to decline during the normal course of disease progression. Two PET ligands were employed: FDG-PET, which is expected to reflect effects on astrocyte activation, and TSPO-PET (PBR28), which is expected to also reflect effects on microglial activation. These measures may provide confirmation of target engagement for key mechanisms of action of pepinemab. The FDA’s Division of Neurology Products has granted both Orphan Drug and Fast Track designation to pepinemab (VX15/2503) for Huntington’s disease.

Topline data for the SIGNAL study was released in September 2020 and followed by a more detailed report at a medical conference on October 30, 2020. As with any well-designed phase 2 study, the main goal of the SIGNAL study was to identify a patient population that can benefit from the selected treatment and to characterize endpoints that can be employed to evaluate treatment benefit in this population. Although the study did not meet pre-specified co-primary endpoints that might have supported accelerated regulatory approval, we believe that evidence of treatment benefit to patients that is reflected in key cognitive assessments for the total population as well as in CGIC scores of patients who were somewhat more advanced in disease progression at the time of enrollment, support continued development of pepinemab in both HD and potentially other slowly progressive neurodegenerative diseases, including Alzheimer’s disease, that are characterized by cognitive decline, brain atrophy and reduced metabolic activity. Key observations from pre-specified and post-hoc analyses include:

•Significant treatment benefit for pepinemab as reflected in the HD-Cognitive Assessment Battery (HD-CAB) Composite Index (Figure 17).

•A further signal of benefit was provided by analysis of treating physicians’ Clinical Global Impression of Change in a subpopulation of patients with somewhat more advanced disease progression (TFC 11) at the time of enrollment. We believe that this reflects the difficulty of discerning clinical changes very early in disease progression because of the slow initial rate of change which then accelerates over time.

•Pre-specified exploratory volumetric MRI analysis of brain in patients with early manifest disease demonstrate treatment related reduction in brain atrophy. In addition, FDG-PET imaging shows increased brain metabolic activity (Figure 18).

Figure 17. HD-Cognitive Assessment Battery Composite Score in Early Manifest (Group B1) Patients

Pepinemab (PEPI) Treatment vs. Placebo (PBO)

PBO 88 84 82 80 79
PEPI 90 86 82 80 79
0.2
0.1
0.0
-0.1
-0.2
Improve
Worsen
Change from baseline in HD-CAB Index
Baseline
Month 2
Month 6
Month 12
Month 17
Study Months
Treatment Groups
PBO B1
PEPI B1

Figure 17: Pepinemab treatment improves cognitive scores of HD Cognitive Assessment Battery (HD-CAB) composite in HD subjects with early manifest disease. The difference between placebo and pepinemab treatment was significant, with a one-sided p-value = 0.007.

Figure 18 shows graphical representations of changes in FDG-PET signal as a percentage of baseline over the full 18-month treatment period for different brain regions of interest including at the top composite scores for an extended frontal lobe and composite cortical regions. Statistically significant differences between pepinemab and placebo are indicated by an asterisk (*) p-value of less than 0.05.

Figure 18. FDG-PET: Mean Change from Baseline During 18 months

Pepinemab Treatment vs. Placebo

Figure 18 indicates statistically significant changes in FDG-PET (SUVR, Standard Uptake Value Ratio) for different brain regions.

Our ActivMAb Antibody Discovery Platform

Overview

ActivMAb is a proprietary human antibody discovery platform based on a novel method for expressing complex targets such as multi-pass membrane receptors or large and diverse libraries of full-length human monoclonal antibodies on the surface of pox viruses such as vaccinia. The vaccinia virus is a mammalian virus that enables synthesis and selection of fully human monoclonal antibodies in mammalian cells where they undergo the post-translational modifications that distinguish mammalian cells from either bacteria or yeast. We believe our ActivMAb technology offers several advantages over selection platforms that utilize bacterial or yeast expression vectors:

•	efficient selection of antibodies against multi-pass membrane proteins, an important class of pharmaceutical targets against which it has been very difficult to select specific antibodies;
•	rapid generation of high affinity, full-length, human monoclonal antibodies synthesized and naturally modified in mammalian cells; and
•	expression and selection of antibodies that easily and predictably transition to manufacturing in mammalian lines.

By leveraging the advantages of our ActivMAb platform over alternative bacterial and yeast-based technologies, we believe we can build a significant pipeline of therapeutics antibodies against unique targets in multiple disease indications. Our product candidate VX5 was generated by our ActivMAb platform, and is a high-affinity, human IgG1 antibody to CXCL13, a chemokine that induces development of lymphoid tissue. VX5 has initiated IND-directed development for the treatment of MS and potentially for other autoimmune disorders. We currently have active collaborations with two major pharmaceutical and six biotech companies.

Our Approach to Antibody Discovery

Our ActivMAb platform uses a novel method to express fully human monoclonal antibodies on the surface of the vaccinia virus. To date, the most common methods for selecting fully human antibodies have been through immunization of immunoglobulin transgenic mice, which has the disadvantage of tolerance to the many target determinants that are common to both mice and humans (approximately 90%), or through use of in vitro libraries synthesized and expressed in either bacterial or yeast cultures. While library-based methods of antibody selection avoid the problem of tolerance, the selected antibodies are synthesized in an environment that differs from the mammalian cell lines in which they will ultimately be manufactured and their properties in that environment are not predictable. By expressing antibodies on a virus that infects mammalian cells, our antibodies undergo the normal range of modifications characteristic of such cells. We believe that these antibodies can more predictably transition to manufacturing in mammalian cell lines that are commonly used to produce commercial quantities of therapeutic antibodies.

Our ActivMAb platform is designed to insert complementary DNA, or cDNAs, of interest in recombinant vaccinia viruses and to enable high-throughput screening of antibodies with desirable properties that are expressed on the viral surface. The vaccinia virus is an enveloped virus, which means that its protein capsid is protected by a membrane consisting of a lipid bilayer with a very small number of embedded viral proteins. We engineer the virus to efficiently express full-length IgG antibodies on the envelope surface. In effect, the technology enables the equivalent of phage display in mammalian cells. This is intended to have the dual advantage of allowing expression of full-length functional antibodies and reflecting the post-translational modifications of protein expression that distinguish mammalian cells from bacteria and yeast. The platform can aid in de novo antibody selection, optimization of antibody affinity, or conversion of a non-human antibody into a panel of fully human antibodies.

We believe antibodies selected for development through ActivMAb will be efficiently expressed because both discovery and eventual clinical and commercial manufacturing are in similar types of mammalian cells.

Importantly, our technology also allows multi-pass membrane proteins to be expressed on the vaccinia virus envelope, a setting in which very few other proteins are expressed but which supports the natural configuration of such complex proteins. This makes it possible to efficiently select antibodies against this important class of pharmaceutical targets without the complication of numerous false positives that would occur in their normal setting of a naturally complex cell membrane comprising numerous unrelated proteins.

VX5 for Autoimmune Disease

VX5 is our first product candidate generated from our ActivMAb platform. VX5 is a human antibody to CXCL13, a molecule that regulates the formation of immune tissues that has initiated IND-directed development for the potential treatment of autoimmune disorders.

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

Discovery Collaborations with Third Parties

General Terms of Master Agreements

We have offered the ActivMAb platform as a discovery tool to third parties since 2014. We enter into separate master agreements with each client that generally provide for one or more target molecules for antibody selection. The client provides sufficient quantities of antigens or a cDNA sequence for use in each program, and we use our ActivMAb platform to select human monoclonal antibodies against the antigen that substantially comply with the applicable program requirements set forth in the master agreement. Pursuant to each agreement, we may receive a technology access fee and research payments and are eligible to receive a success fee.

Following delivery of a selected antibody, the client is granted a non-exclusive, worldwide, royalty-free, limited-purpose license to use the selected antibody for research and testing purposes. Additionally, each client generally has an exclusive option to obtain an exclusive product license to develop and commercialize each selected antibody. If the client enters into a product license with respect to a particular antibody, it may, in the case of a proprietary target or in consideration for certain payments, preclude us, for a certain time period, from undertaking or performing any activities, services or programs to identify or develop any antibodies to the antigen that is the subject of the product license.

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

In addition to an upfront technology access fee, we are generally eligible to receive additional research support and performance payments with respect to each discovery program under the master agreement. Also, if the client exercises its option to obtain an exclusive product license to develop and commercialize selected antibodies, we would be eligible to receive milestone payments and low single-digit royalties on future net sales of products commercialized by client.

Multi-Pass Membrane Protein Research

A novel application of our ActivMAb platform is the ability to efficiently select antibodies against multi-pass membrane proteins. Multi-pass membrane proteins, which constitute the largest and most diverse group of membrane receptors in eukaryotes, are an important class of targets for pharmaceutical products. Many small molecule drugs target multi-pass membrane proteins, but it has been difficult to select antibodies against these targets because natural cellular membranes are a complex environment with many different proteins and specific multi-pass proteins cannot be purified away from the membrane without denaturing. We have invented fusion protein technology to enable the direct incorporation of multi-pass membrane proteins such as G protein-coupled receptors, or GPCRs, and ion channels into the viral membrane.  This method is rapid, does not require any detergents or refolding, and can be applied to multiple different cell types in order to maximize protein expression.  Specific antigen-expressing virus can be readily purified and used for antibody selection.

In November 2017, we entered into an agreement with Surface Oncology to select antibodies against two target antigens, including an undisclosed human multi-pass membrane protein. We delivered the selected antibodies in the second quarter of 2019 and Surface Oncology exercised its option to exclusively license two antibodies targeting one of the antigens from us for research purposes and purchased its option for an exclusive product license of antibodies targeting the other antigen in the third quarter of 2019.  In 2019, we successfully completed antibody discovery campaigns with TWIST Bioscience Corporation, or TWIST, pursuant to which we shipped antigen particles to TWIST for use with its antibody libraries, and a protein engineering project with Heptares Therapeutics, Ltd.  We delivered antibodies to Catalent Pharma Solutions, or Catalent, as part of our ongoing antibody drug conjugate, or ADC, collaboration described below.  More recently, we have entered into two collaborations with major pharmaceutical and three additional biotech collaborations. We believe this technology addresses an important unmet need and offers multiple opportunities for pipeline expansion and collaboration.

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

Our NKT Vaccine Platform

Our NKT vaccine platform uses agonists that we and our academic collaborators have designed to target and extend the activity of NKT cells, which work directly to kill certain types of parasites and cells, including tumor cells and virus-infected cells. Our NKT platform targets cancer, where we believe the agonists we have developed can minimize or prevent the response paralysis of NKT cells that normally follows stimulation by a strong agonist. We believe these agonists could prolong the activity of NKT cells and help to mobilize and maintain the overall immune response.

NKT cells serve as master regulators of the immune system. NKT cells secrete soluble molecules, cytokines and chemokines that trigger downstream activation of both innate and adaptive immune cells, including antigen presenting dendritic cells, antibody producing B cells, NK cells and T cells. This cascade of events lowers the barrier for the induction of adaptive immune responses, thereby generating more effective responses. NKT cell activity in patients can be limited as a result of a low local concentration of NKT cells. These cells also frequently become unresponsive or develop tolerance following just one round of stimulation by their agonists, which prevents continued stimulation and function. We are applying our agonists to direct NKT cells to the site of antigen presentation to enhance localized immune responses.

We direct NKT cells to the site of an antigen or tumor by administering a fusion protein of a tumor antigen-specific antibody fragment and a molecular complex that efficiently activate NKT cells. The use of a soluble NKT cell-activating complex, as opposed to activation by antigen presenting cells, has been shown to avoid or reduce the tolerance that is typically present after the initial stimulation by agonists.

We have recently developed a means of covalent linkage that is far more stable and effective for NKT cell activation, which resolved a key problem of dissociation of the two components, CD1d and a glycolipid ligand, of the NKT-activating molecular complex when administered in vivo. As discussed below, we maintain patent protection in various jurisdictions to cover this proprietary technology and we continue preclinical development to evaluate the potential of this technology.

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

To the extent we are successful in developing pepinemab, we believe we would compete with products that utilize a different mechanism of action, particularly with respect to HD because to date there are no marketed preventative therapeutic treatments for HD. Our strategy of targeting neuroinflammation in the brain with an antibody that blocks inflammatory activation of astrocytes differs from genetic strategies that specifically target the Huntington mutation, such as antisense oligonucleotide-based gene therapies under development by Roche and WAVE Life Sciences, among others, and adeno-associated virus-based gene therapies under development by uniQure and Voyager Therapeutics, among others.  We believe that pepinemab has potentially broader applicability to other neurodegenerative diseases, such as AD, than these other approaches. Given that pepinemab has been well-tolerated in clinical trials to date and has not evidenced concerning toxicity as a single agent, there may also be opportunities for combination therapy with agents based on a different mechanism of action.

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

The patent portfolios for our platform technologies and our three most advanced product candidates are summarized below:

SEMA4D Antibody Platform and Pepinemab

Our intellectual property portfolio for our SEMA4D antibody platform and pepinemab includes several issued United States and foreign patents as well as pending U.S. and foreign patent applications encompassing compositions of matter for pepinemab, methods of use and methods of making. We wholly own rights to several families of patents and patent applications related to the SEMA4D antibody platform and pepinemab that will expire or are projected to expire between 2030 and 2038. The “Smith II” patent family discloses and claims a group of antibodies and encoding polynucleotides that includes the pepinemab antibody, as well as methods of making and using the antibodies. This family has a projected expiration date of May 2030. The Smith II family includes granted patents in the United States (four patents), Australia, Canada, China, Eurasia (validated in Russia, Armenia, Azerbaijan, Belarus, Kirgizstan, Kazakhstan, Moldova, Tajikistan, and Turkmenistan), Europe (validated in Austria, Belgium, Czech Republic, Germany, Denmark, Finland, Spain, France, Ireland, the United Kingdom, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, and Switzerland), Israel, Japan (two patents), South Korea, Mexico (two patents), New Zealand (two patents), Singapore, and South Africa, Vietnam and pending in Brazil, China, Europe, India, South Korea, and Thailand,.

We also wholly own ten additional pepinemab-related patent families. These are directed to: (i) methods of modifying blood brain barrier permeability and treating neuroinflammatory disorders (projected expiration of October 2032; granted in Australia, Eurasia (validated in Russia), Japan, South Korea, Mexico, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Italy, Luxembourg, the Netherlands, Norway, Portugal, and Sweden), New Zealand, South Africa, and Singapore, and pending in the United States, Brazil, Canada, China, Israel, and Thailand); (ii) methods of treating cancer and inhibiting angiogenesis using a combination of an anti-SEMA4D antibody and a VEGF inhibitor (projected expiration of December 2032; granted in the United States and pending in Canada); (iii) compositions comprising the pepinemab epitope on SEMA4D and related products such as a nucleic acid encoding the epitope, and methods of producing the polypeptide epitope (projected expiration of March 2033; granted in Australia, the United States, New Zealand, and South Africa); (iv) methods of promoting neurogenesis and treating stroke (projected expiration of May 2033; granted in Australia, Brazil, Eurasia (validated in Russia), Israel, Japan, Mexico, New Zealand, Singapore, and the United States, and pending in Canada, China, Europe, South Korea, Thailand and South Africa); (v) methods of treating cancer using a combination of a SEMA4D antagonist and an immune modulator (projected expiration of June 2034; granted in the United States (two patents) , Australia, Brazil, Europe, Israel, Japan, New Zealand and Singapore, and pending in the United States,  Canada (two application), China, Eurasia, Europe, India, Japan, New Zealand South Korea, Mexico, South Africa, Singapore, and Thailand); (vi) methods of inhibiting the growth of atherosclerotic plaques, inhibiting neovascularization and treating atherosclerosis (projected expiration of October 2034; granted in the United States, Australia, Europe, South Korea, Singapore and New Zealand, and pending in New Zealand, Brazil, Canada, China, Eurasia, Europe, Israel, Japan (two applications), Mexico, South Africa, and Thailand); (vii) methods of treating neurodegenerative disorders such as HD (projected expiration of October 2034; granted in the United States (three patents), Australia, Eurasia (validated in Armenia, Azerbaijan, Belarus, Kyrgyzstan, Kazakhstan, Russia, Tajikistan, and Turkmenistan), Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal and Sweden), Japan, Singapore, South Africa, and New Zealand, and pending in the United States, New Zealand, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, Singapore,   and Thailand); (viii) methods for early detection of glial cell activation in subjects having, suspected of having, or at risk of developing a neurodegenerative or neuroinflammatory disease such as HD, and determining whether such subjects would benefit from treatment a SEMA4D antagonist (projected expiration of February 2038; pending in the United States, Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa); (ix) methods of treating cancer using a combination of a SEMA4D antagonist and an epigenetic modulator (projected expiration of March 2038; pending in the United States, Australia, Brazil, Canada, China, Europe, Israel,  Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa); and (x) a fully-human anti-SEMA4D antibody VX18 (projected expiration May 2038; pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa).

In addition, the portfolio includes three U.S. and corresponding PCT applications, one of which is wholly owned by Vaccinex, one of which is co-owned by Vaccinex and H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, and another which is co-owned by Vaccinex and Merck KGgA. Each application has an anticipated expiration date in 2040. The US and PCT applications that are wholly owned by Vaccinex include claims directed to methods for inhibiting, delaying, or reducing tumor growth in a subject with cancer by administering a combination a SEMA4D antagonist and an antibody that inhibits TGFbeta. The Vaccinex-Merck co-owned US and PCT applications include claims directed to methods for treating, inhibiting, delaying, or reducing malignant cell growth in a subject with cancer whose level of circulating myeloid-derived suppressor cells (MDSCs) is below a predetermined level. The US and PCT applications co-owned by Vaccinex and Moffitt include claims directed to anti-cancer combination therapy comprising at least one dendritic cell pulsed with an oncodriver and an immunoregulatory molecule inhibitor selected from antagonists of SEMA4D and VEGF, and methods of treating cancer with the combination therapy.

The portfolio also includes two provisional applications, one of which is co-owned by Vaccinex and Imperial College London, and another which is co-owned by Vaccinex, University of Sydney, and Sydney Children’s Hospital. Upon conversion of each application to conventional U.S. and/or international applications under the PCT in 2021, each application has an anticipated expiration date in 2041. The Vaccinex/Imperial College London co-owned application includes claims directed to treatment of peripheral nerve injury using a SEMA4D antagonist. The Vaccinex/University of Sydney/Sydney Children’s Hospital co-owned application discloses and claims treatment of Rett Syndrome using a SEMA4D antagonist.

In addition to the patents and applications wholly owned and co-owned by us, our SEMA4D antibody platform patent portfolio also includes patents and applications exclusively licensed from the Tokyo Medical and Dental University of Japan.

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

ActivMAb Platform Patents. Three patent families covering the ActivMAb platform are wholly owned by us. The first family discloses and claims aspects of the technology as currently practiced that are improved over the in-licensed patent family discussed below. Pending claims in this family include product claims directed to fusion proteins, recombinant libraries, host cells and kits, as well as claims directed to methods of constructing libraries and methods of selecting antibodies possessing a desired specificity. This family has a projected expiration date of March 2033 in the United States and April 2033 in all other jurisdictions. This application family is granted in the United States (two patents), Australia, China, Europe (validated in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Eurasia (validated in Russia), Israel, Japan, Singapore, and New Zealand, and is pending in Canada, and South Korea.  The second family discloses and claims compositions and methods for displaying multi-pass membrane proteins in native conformation on vaccinia virus extracellular virions to enable selection of antibodies binding to these proteins in our ActivMAb platform. This family has a projected expiration date of April 2037 and is granted in the United States (three patents) and includes pending applications in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa. The third family discloses and claims methods for increasing the number of independent poxvirus genomes in our antibody libraries. This application has a projected expiration date of July 2037, and is pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa.

In addition, there is a provisional application which is wholly owned by Vaccinex and which discloses and claims compositions and methods for displaying multi-pass membrane proteins in native conformation on poxvirus extracellular virions to enable selection of antibodies binding to these proteins in our ActivMAb platform. Upon conversion of the provisional application to conventional U.S. and/or international applications under the PCT in 2021, the application has an anticipated expiration date in 2041.

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

The portfolio further includes three VX5-related patent families wholly owned by us. The first, directed to the VX5 composition and related methods, has a projected expiration date of September 2031. This family is granted in Australia, Canada, China, Europe (validated in Belgium, Switzerland, Germany, Denmark, Finland, France, the United Kingdom, Ireland, the Netherlands, Norway, and Sweden), India, Japan, Mexico, New Zealand, Singapore, South Korea, and the United States (two patents), and is pending in the United States and Brazil. The application includes claims directed to antibodies, nucleic acids, vectors, cells and polypeptides, as well as methods for neutralizing CXCL13, and methods of treating autoimmune diseases or inflammatory diseases. The second family, directed to methods of treatment of B cell-mediated inflammatory diseases, e.g., Sjogren’s syndrome, has a projected expiration date of March 2033. This family is granted in the United States, Australia, China, Europe (validated in German, France, and the United Kingdom), Japan, Korea, and New Zealand, and is pending in Canada. The third family, directed to methods for increasing mucosal IgA levels, has a projected expiration date of January 2034. It is granted in the United States, Japan, Australia, Europe (validated in Germany, France and the United Kingdom), Japan, New Zealand and South Korea and is pending in Canada, and China.

NKT Vaccine Platform

Our patent portfolio covering our NKT vaccine platform includes two families wholly owned by us. The families include granted patents and pending applications with projected expiration dates extending from September 2023 through February 2028.

One of the two NKT families has a projected expiration date of September 2023, and is granted in the United States, Europe (validated in Germany, France, and the United Kingdom) and Canada. This family includes composition claims directed to CD1d molecules fused to antibodies or fragments thereof targeted to specific antigens, and methods of treatment such as inducing anti-tumor responses, preventing or treating autoimmunity or inflammatory diseases, and methods of preventing or treating an infectious disease. The second has a projected expiration date of February 2028, is granted in the United States, Australia, Canada, Europe (validated in Germany, France, and the United Kingdom), and Japan, and is pending in the United States. This family includes claims directed to antigen-loaded CD1d molecules, as well as methods of modulating immune responses, methods of treating and/or preventing diseases, and methods of inhibiting an anergic effect of a ceramide-like glycolipid antigen on NKT cell activity.

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

Government Regulation and Product Approval

United States Government Regulation

In the United States, the FDA regulates our current product candidates as biological products, or biologics, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements upon, among other things, the testing, development, manufacture, quality control, safety, purity, potency, labeling, storage, distribution, record keeping and reporting, approval, import and export, advertising and promotion, and postmarket surveillance of biologics. Although our product candidates are subject to these requirements, the ActivMAb platform we utilize to develop our product candidates is not subject to FDA regulation.

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

Success in early-stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

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

Employees

As of December 31, 2020, we had 39 full-time employees and one part-time employee. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe our relationship with our employees is good.

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

In aggregate, the Vaccinex Products units held by the former VX1 and VX2 noncontrolling investors are currently exchangeable into 1,147,259 shares of our common stock, of which 967,983 shares would be beneficially owned by FCMI Parent.

The ownership structure of Vaccinex Products, prior to giving effect to any exchanges of Vaccinex Products units for shares of our common stock is as follows:

Neither Vaccinex Products nor any of its limited partners other than us is an SEC reporting entity.

VX3

VX3 (DE) LP, a Delaware limited partnership (VX3), was established in October 2017 by a group of Canadian investors including our majority stockholder FCMI Parent, with capital contributions recorded as non-controlling interests of $23.9 million. VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, our most advanced product candidate. In November 2017, we entered into a license agreement, or the VX3 License Agreement.  Under the VX3 License Agreement, we granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of HD in the U.S. and Canada. Pursuant to the VX3 License Agreement, VX3 agreed to pay us up to an aggregate of $32.0 million in milestone payments in connection with the filing of a BLA or the receipt of regulatory approvals in the United States and/or Canada, as applicable. As of December 31, 2020, no such milestone payments have been received by the Company.  In addition, VX3 is entitled under the VX3 License Agreement to a share of any pepinemab profits and sublicensing revenue in an amount obtained by multiplying the profits and sublicensing revenue, respectively, by a fraction, the numerator of which is the sum of (A) the aggregate capital contributions made to VX3 by its limited partners and (B) the aggregate milestone payments paid to us under the VX3 License Agreement and the denominator of which is the sum of (1) $130 million and (2) the aggregate costs incurred by us for the pepinemab development costs incurred by us since the effective date of the VX3 License Agreement, and we are entitled to the remainder of the profits and sublicensing revenue. In connection with the VX3 License Agreement, we also entered into the Services Agreement with VX3 effective as of January 1, 2017, pursuant to which we will carry out development activities for pepinemab for the treatment of HD in the U.S. and Canada in exchange for services payments from VX3. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by us, uncured failure of VX3 to make any payment due under the services agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, we will issue to VX3 or its designees the number of shares of our common stock equal to the lesser of (1) the aggregate of all capital contributions made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of our common stock. We have determined VX3 to be a VIE in which we are the primary beneficiary.

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

Item 1A. Risk Factors.

We operate in rapidly changing business environments that present numerous risks, many of which are driven by factors we cannot control or predict. You should carefully consider the risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes. We cannot assure you that any of the events discussed below will not occur. These events as well as additional risks and uncertainties we are unaware of, or currently believe are not material, could have a material and adverse impact on our business, results of operations, financial condition and cash flows.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

•	Risks Related to Our Financial Position and Capital Needs
o	We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
o	We currently have no product revenue and may never achieve or maintain profitability.
o

We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, if at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates and have substantial doubt about our ability to continue as a going concern.

o	We may not be able to pay our indebtedness when due.
o	The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business in any number of ways, including our clinical development plans and our ability to raise capital.
o	Our ability to use net operating loss and credit carryforwards may be limited as a result of the effects of changes in tax laws and regulations.
•	Risks Related to Our Business and Industry
o

We may choose not to continue to pursue our clinical trial evaluating pepinemab for the treatment of Huntington’s Disease and, if we do continue to pursue trials for the treatment of Huntington’s Disease, the development pathway is uncertain, which may make development more unpredictable or difficult than we currently expect.

o

Our product candidates are in preclinical development or the early stages of clinical development. We cannot predict if we will meet safety and efficacy endpoints in clinical trials, if our preclinical studies and clinical trials will produce positive results, or if we will receive regulatory approval to commercialize and market any of our product candidates.

o	We depend heavily on the success of our lead product candidate, pepinemab, and if we had to cease developing pepinemab, it would have material adverse effects on our business and future prospects.
o	If we experience any continued delays in clinical testing, it will delay any potential approvals of our product candidates, our costs may increase, and our business may be harmed.
o	If we or our collaborators encounter any continued difficulties enrolling patients in clinical trials, the clinical trials could be delayed or otherwise adversely affected.
o	We may not successfully identify, develop or commercialize new product candidates or new applications of our existing product candidates.
o

Our product candidates may cause undesirable side effects or have other properties that could prevent their regulatory approval, limit the commercial scope of their approved uses, or result in significant negative consequences following any marketing approval.

o

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, the trials are not well designed, or a regulator may request or require additional trials.

o	We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.
o

The regulatory review processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. Our inability to obtain regulatory approval, in the timelines we anticipate or at all, for our product candidates would substantially harm our business.

o	Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties such as ongoing regulatory compliance and obligations.
o	Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates in those jurisdictions and hurt our prospects.
o	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
o

Our competitors may develop and market products or services that are less expensive, more effective, safer, otherwise regarded as preferable to, or that reach the market sooner, than our product candidates, which may diminish or eliminate the commercial success of any products or services we commercialize.

o

We may not be able to achieve continued observable effects or the benefits or synergistic effects of pepinemab in combination with other immunotherapies that we have observed in preclinical studies of pepinemab in combination with the anti-CTLA-4 antibody ipilimumab.

o

We may need to develop or obtain additional capabilities, or enter into arrangements with third parties, to commercialize any product candidates that obtain regulatory approval, and we may encounter unexpected costs or difficulties in doing so.

o

Even if we commercialize a product candidate, it or any other product candidates that we develop may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

o	Current and future legislation may increase the difficulty and cost for commercialization of our product candidates and affect the prices we or our partners may obtain.
o

If we are able to successfully commercialize any of our product candidates and if we participate in the Medicaid drug rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

o	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product candidates.
o

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, the violation of which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

o	Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.
o

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business, which may result in penalties and liabilities under certain healthcare laws.

o	We depend on key personnel for our continued operations and future success and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.
•	Risks Related to our Dependence on Third Parties
o

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties, now or in the future, do not successfully carry out their contractual duties, comply with budgets and other financial obligations or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates in a timely or cost-effective manner.

o

We depend on third-party manufacturers for the manufacture of drug substance and drug product for clinical trials as well as on third parties for our supply chain. Any problems we experience with any of these third parties could delay the manufacturing of our product candidates, which could harm our results of operations.

o	We may not succeed in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize product candidates.
o	Collaborations may require us to relinquish important rights to and control over the development of our product candidates or otherwise be subject to unfavorable terms.
•	Risks Related to Intellectual Property
o	If we are unable to obtain, maintain or protect intellectual property rights, both in the U.S. and throughout the world, we may not be able to compete effectively in our market or globally.
o	Changes in patent law and legal precedent concerning patents could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
o

We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, distracting, unpredictable, and unsuccessful, and therefore could have a materially adverse impact on the success of our business and financial condition.

o

Third parties may initiate legal proceedings against us alleging that we or our employees infringe their intellectual property rights, or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain, and an adverse determination could have a materially adverse effect on the success of our business and financial condition.

o	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.
•	Risks Related to Our Securities
o

Certain members of our management, including the chief executive officer and chairman of our board, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

o

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

o

We are an “emerging growth company” as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

o	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the years ended December 31, 2020, and 2019, we reported a net loss of $28.9 million, $31.9 million, respectively. As of December 31, 2020, and 2019, we had an accumulated deficit of $277.5 million, and $248.6 million, respectively.

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

We currently have no product revenue and may never achieve or maintain profitability.

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

We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, if at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates and have substantial doubt about our ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $28.6 million and $30.7 million for the years ended December 31, 2020 and 2019, respectively, and an accumulated deficit of $277.5 million and $248.6 million as of December 31, 2020 and 2019, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. In July 2019, January 2020, and July 2020, we completed private placements of our common stock and received gross proceeds of $13.8 million, $7.5 million, and $4.0 million, respectively and in September 2020 we received gross proceeds of $2.0 million through an award from the Alzheimer’s Drug Discovery Foundation (“ADDF”), in the form of an investment in our common stock. Additionally, on March 27, 2020, we announced that we had (i) entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time and (ii) entered into a purchase agreement (the “Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time. During the second quarter of 2020, 317,688 shares were sold through the Open Market Sale Agreement for proceeds of $1.2 million, net of commission, and 324,424 shares were sold through the Purchase Agreement with Keystone for proceeds of $1.2 million, net of discount. In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the third quarter of 2020, 3,815,600 shares were sold through the Open Market Sale Agreement for proceeds of $12.3 million, net of commission, and 47,319 shares were sold through the Purchase Agreement for proceeds of $300,000, net of discount. In August 2020, we entered into a Securities Purchase Agreement (the “SPA”), with 3i, LP, (“3i”) as collateral agent and purchaser (the “Convertible Debt Financing”). Pursuant to the SPA, on August 3, 2020, we issued a 7% Original Issue Discount Senior Secured Convertible Debenture (“Senior Secured Convertible Debenture” or “the Debenture”), in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%.  The Debenture will mature on August 3, 2021.  The Debenture accrues interest at 7% per year and is convertible into shares of our common stock at a conversion price of $9.4125 per share, subject to certain customary adjustments. In the third quarter of 2020, we raised total proceeds of approximately $26.6 million, net of commissions and discounts and before expenses, through the Open Market Sale Agreement, the Convertible Debt Financing, the July 2020 private placement transaction, the ADDF award, and the Purchase Agreement.  We also received $575,000 in proceeds from our $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. The remainder of this award is anticipated to be funded in 2021.

On May 8, 2020, we received a loan for approximately $1.1 million under the Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). However, the PPP Loan was only sufficient to fund our payroll and other eligible expenses for a limited period of time.

In January 2021, the Company sold 522,272 shares of the Company’s common stock at a weighted average price of $2.58 through the Open Market Sale Agreement, for net proceeds of $1.3 million.  In February 2021, the Company sold 5,415,628 shares of the Company’s common stock at a weighted average price of $5.82 through the Open Market Sale Agreement, for net proceeds of $30.6 million.  In accordance with the terms of the Debenture, in January and February 2021 the Company made payments under the Mandatory Redemption provision of the Debenture totaling $6,372,575, consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.

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

Circumstances may also cause us to consume capital even more rapidly than we currently anticipate. For example, as we move our lead product candidate through clinical trials and submit Investigational New Drug applications for new indications or other product candidates, we may have adverse results requiring us to alter our development plans and anticipate clinical trial design or find new product candidates.

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

We may not be able to pay our indebtedness when due.

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program.  On August 3, 2020, we issued an 8% Original Issue Discount Senior Secured Convertible Debenture (the “Debenture”), which has a principal amount of $8.64 million, an interest rate of 7% per annum and matures on August 3, 2021.  Our ability to make payments on our indebtedness depends on our future performance and capital raising activities, which are subject to economic, financial, competitive and other factors beyond our control.

While all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, there is no assurance that we will be able to obtain forgiveness, notwithstanding that we believe we have used the PPP Loan for qualifying expenses.  The company has applied for forgiveness of the PPP Loan and is awaiting a response from the Small Business Administration.  The U.S. Department of the Treasury, Small Business Administration and members of Congress have indicated an intention to provide strong oversight of loans granted under the Paycheck Protection Program.  If we are audited or reviewed or our records are subpoenaed by the government as a result of entering into the PPP Loan, it could divert management’s time and attention and we could incur legal and reputational costs, and an adverse finding could lead to the requirement to return the PPP Loan, which could reduce our liquidity, or could subject us to fines and penalties.

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

Our business is not expected to generate cash flow from operations in the future sufficient to pay our debt at maturity, or earlier, if certain events of default occur.  Accordingly, we expect to have to raise additional capital in the future, either through restructuring debt, or obtaining additional equity capital, or pursuing other alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.  Furthermore, the existence of our indebtedness, and the terms associated with it, particularly our recently issued Debenture, could more generally make it difficult for us to raise additional capital.

The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business in any number of ways, including our clinical development plans and our ability to raise capital.

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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss, or NOL, carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL and credit carryforwards could be limited depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. As of December 31, 2020, we had federal NOLs of $257.0 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, generally limited utilization of losses generated after 2017 to 80% of future annual taxable income. Any such limitations or disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Risks Related to Our Business and Industry

We may choose not to continue to pursue our clinical trial evaluating pepinemab for the treatment of Huntington’s Disease and, if we do continue to pursue trials for the treatment of Huntington’s Disease, the development pathway is uncertain, which may make development more unpredictable or difficult than we currently expect.

In late September 2020, we received topline data from our Phase 2 SIGNAL trial evaluating pepinemab for the treatment of Huntington’s Disease.  The trial did not meet its prespecified primary endpoints.  Although the study results did provide clear and useful information for how to modify the study design for potential future success, the Company needs to evaluate the business opportunity and resources required in relation to other opportunities in Alzheimer’ disease and cancer.  The Phase 2 SIGNAL trial evaluating pepinemab for the treatment of HD was our most advanced clinical trial and based on the Phase 2 results we may not continue to pursue clinical development for this indication.  If we cease to pursue the HD indication, we may pursue clinical development of our other indications for pepinemab, which require significant additional development resources.  Pursuing these other indications will take a significant amount of time and capital to pursue and may not ultimately be successful.  This may require that we seek an early partnership or license selected assets to advance our business efforts.

Even if we continue to pursue trials for the treatment of HD, the development pathway for HD is relatively uncertain, which we believe is in part because there are currently no approved disease modifying products for the treatment of HD. Moreover, because we are also seeking to develop a treatment to prevent or delay progression of prodromal HD, we are focusing on a target population of individuals who have not yet reached the point of clinical diagnosis or those who have been diagnosed relatively recently. This may make it more difficult to document that our drug is effective in preventing HD because there are no clinical endpoints for preventative therapy that the FDA has historically accepted. However, the FDA has indicated that clinical and functional measures will be key endpoints for purposes of evaluating the results of our SIGNAL clinical trial. In addition, we are exploring biomarkers as potentially supportive endpoints that may play an important role in future studies in pre-manifest subjects. If we are to rely on biomarkers for any future pivotal study or studies, however, we anticipate needing to establish that these biomarkers, or others, have a clinically meaningful cognitive or behavioral effect on patients, and there is no certainty that we will be able to do so.

Our product candidates are in preclinical development or the early stages of clinical development. We cannot predict if we will meet safety and efficacy endpoints in clinical trials, if our preclinical studies and clinical trials will produce positive results, or if we will receive regulatory approval to commercialize and market any of our product candidates.

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

We depend heavily on the success of our lead product candidate, pepinemab, and if we had to cease developing pepinemab, it would have material adverse effects on our business and future prospects.

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

If we experience any continued delays in clinical testing, it will delay any potential approvals of our product candidates, our costs may increase, and our business may be harmed.

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

If we or our collaborators encounter any continued difficulties enrolling patients in clinical trials, the clinical trials could be delayed or otherwise adversely affected.

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

The success of our business depends primarily upon our ability to identify and validate new biotherapeutics and/or applications, including through the use of our SEMA4D antibody platform and our ActivMAb antibody discovery platform, and identify, develop and commercialize antibodies and product candidates, which we may develop ourselves or develop on behalf of or out-license to others. Our research efforts may initially show promise in discovering potential new targets or biotherapeutic product candidates, yet fail to result in product candidates for clinical development for a number of reasons, including:

•

our research methodology may not successfully identify potential antibodies that can serve as biotherapeutic product candidates to the targets that we or our collaborators believe are medically important;

•	we identify and select from our ActivMAb platforms novel, untested antibodies for the particular targets we are pursuing, which we may fail to validate after further research work;
•	we may encounter product manufacturing difficulties that limit yield or produce undesirable characteristics that increase the cost of goods, cause delays or make the product candidates unmarketable;
•	our product candidates may not demonstrate a meaningful benefit to patients; and
•	our collaborators may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, the trials are not well designed, or a regulator may request or require additional trials.

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

The regulatory review processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. Our inability to obtain regulatory approval, in the timelines we anticipate or at all, for our product candidates would substantially harm our business.

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties such as ongoing regulatory compliance and obligations.

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

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates in those jurisdictions and hurt our prospects.

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

We may not be able to achieve continued observable effects or the benefits or synergistic effects of pepinemab in combination with other immunotherapies that we have observed in preclinical studies of pepinemab in combination with the anti-CTLA-4 antibody ipilimumab.

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

We plan to conduct process development activities to support late-stage development and commercialization activities and seek approval of our product candidates. Should we not receive timely approval of our production process, our ability to produce the products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

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

The Affordable Care Act significantly changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, the Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, Congress has repealed certain Affordable Care Act-mandated fees, including the tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Medicare statute, effective January 1, 2019, to increase the required manufacturer discount to 70% off the negotiated price for Medicare Part D beneficiaries in the coverage gap, commonly referred to as the “donut hole.”  Additional legislative changes to, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. We continue to evaluate the effect that the Affordable Care Act, as currently enacted or as it may be amended in the future, has on our business.

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

If we are able to successfully commercialize any of our product candidates and if we participate in the Medicaid drug rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, the violation of which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which may result in penalties and liabilities under certain healthcare laws.

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

Risks Related to our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties, now or in the future, do not successfully carry out their contractual duties, comply with budgets and other financial obligations or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates in a timely or cost-effective manner.

We rely, and expect to continue to rely, on third-party CROs to conduct preclinical and clinical trials. Because we rely on third parties to conduct clinical trials, we must rely on the efforts of others and cannot always control or accurately predict the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become prohibitively expensive, we may be subject to potential enforcement by the FDA and analogous regulatory authorities in international jurisdictions for their failure to comply with applicable laws and regulations, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  Furthermore, we expect to develop additional relationships with third-party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs involves additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. Some of our CROs may have other rights to terminate their respective agreements with us, including for reasons such as: if it is determined that the safety of subjects participating in our clinical trials warrants such termination; if we make an assignment for the benefit of our creditors; or if we are liquidated. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms and/or in a timely manner.

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

Risks Related to Intellectual Property

If we are unable to obtain, maintain or protect intellectual property rights, both in the U.S. and throughout the world, we may not be able to compete effectively in our market or globally.

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

Globally, filing, prosecuting, enforcing and defending patents on product candidates and laboratory methods or platform technology in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, as noted above, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we and our licensors or collaborators may not be able to prevent third parties from practicing our and our licensors’ or collaborators’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ or collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we and our licensors or collaborators have patent protection, but where enforcement laws are not as protective as that in the United States. These products may compete with our product candidates and our and our licensors’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Additionally, the Leahy-Smith Act provides for various post-grant proceedings providing challengers various legal avenues and opportunities to challenge and invalidate any issued patents we may obtain in the United States. Thus, even when claims issue in patents in the United States, they are not invulnerable to attack, modification, and/or cancellation. New proposals continue to be announced in the U.S. Congress that aim to further change these laws, creating instability in both value and strength of U.S. patents, especially in the biotechnology field. Therefore, the Leahy-Smith Act, and any other follow-on laws that may be enacted in the United States represent a substantial risk in the valuation of our patent portfolio. For instance, legislation has been proposed that attempts to curb patent abuse by non-practicing entities that own patent rights. Such proposed legislation in the United States has included provisions making it substantially more expensive and riskier to litigate patent rights in the United States. Should any of these provisions be enacted in the United States that compromise patentees’ abilities to enforce their patent rights, substantial uncertainty will surround our ability to enforce our patents in the United States without incurring substantial financial risk.

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

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, reexamination, post-grant review, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings in the United States or other jurisdictions instigated by third parties or brought by us or our licensors or collaborators may be necessary. For applications and granted patents not subject to the first to file provisions of the Leahy-Smith Act, interference proceedings may be initiated by the USPTO to determine the priority of inventions with respect to our or our licensors’ or collaborators’ patents or patent applications. An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology and commercializing our product candidates, or to attempt to obtain a license to the disputed technology from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or if the prevailing party offers no license at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, if the breadth or strength of protection provided by our or our licensors’ or collaborators’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates or platform technology. Even if we successfully defend such litigation or proceedings, they typically require substantial financial assets, and it may distract our management and other employees during such proceedings. We could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent.

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

Third parties may initiate legal proceedings against us alleging that we or our employees infringe their intellectual property rights, or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain, and an adverse determination could have a materially adverse effect on the success of our business and financial condition.

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

In addition, many of our employees, including our senior management, were previously employed at universities or in industry at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed assignment, proprietary right, non-disclosure, or non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of any third parties in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims, which could be costly and cause significant delays and could materially harm our business and financial condition.

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

Risks Related to Our Securities

Certain of our management, including our chief executive officer, chairman of our board, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2020, our executive officers and directors and their respective affiliates beneficially owned approximately 51.8% of our outstanding common stock, including Albert D. Friedberg, our Chairman, who beneficially owned 43.9% of our outstanding common stock, including 34.1% of our outstanding common stock beneficially owned by FCMI Parent.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Rochester, New York, and consists of approximately 31,180 square feet of leased office and laboratory space for our one operating segment, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “VCNX”.

As of March 26, 2021, there were 113 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Repurchases of Vaccinex Securities

We did not repurchase any shares during the fourth quarter of the year ended December 31, 2020.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2020, the Company issued an aggregate of 26,241 shares of its common stock to unit holders of Vaccinex Products, LP pursuant to an exchange agreement in exchange for units of Vaccinex Products, LP at an exchange ratio of one share for every 10 units of Vaccinex Products, LP. The shares were issued in reliance on Section 4(a)(2) of the Securities Act, as amended (the “Securities Act”) as a transaction not involving a public offering.

Item 6. Selected Financial Data.

Removed and reserved.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $28.9 and $31.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and December 31, 2019, we had cash and cash equivalents of $10.6 million and $2.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2020. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. During the year ended December 31, 2020, we raised total proceeds of approximately $37.6 million, net of commissions and discounts before expenses, from the following activities:

Equity Financings

During the year ended December 31, 2020, the Company completed private placements of our common stock to various investors in January 2020 and July 2020, for gross proceeds of $7.5 million and $4.0 million, respectively.  During the year ended December 31, 2019, we received gross proceeds of $13.8 million.  Additionally, in September 2020 we received gross proceeds of

$2.0 million through an award from the Alzheimer’s Drug Discovery Foundation (“ADDF”), in the form of an investment in our common stock.

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

Debt Financings

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

Grant Revenues

The Company also received $575,000 in proceeds from our $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. The remainder of this award is anticipated to be funded in 2021.

Our cash and cash equivalents were $10.6 million and total current assets were $11.3 million at December 31, 2020.  In January and February 2021, the Company sold 522,272 and 5,415,628 additional shares of the Company’s common stock, respectively, at a weighted average price of $2.58 and $5.82, respectively through the Open Market Sale Agreement, for total net proceeds of $31.9 million, which the Company will use to fund our planned clinical trials and general operations.

In January and February 2021, the Company made payments under the Mandatory Redemption provision of the Debenture totaling $6,372,575, consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.

Our strategic plans and certain of our clinical trial operations have been adversely impacted by the COVID-19 pandemic, and the measures imposed to mitigate the spread of COVID-19, including unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed until the first half of 2021. In addition, as discussed above, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan. We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the years ended December 31, 2020 and 2019, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology and Merck Sharp & Dohme Corp.

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

	Year Ended December 31,
	2020		2019
	(in thousands)%		(in thousands)%
Clinical trial costs	$13,570	63%	$18,800	73%
Wages, benefits, and related costs	4,413	20%	3,927	15%
Preclinical supplies and equipment depreciation	1,926	9%	1,882	7%
Consulting, non-clinical trial services, and other	1,640	8%	1,061	5%
Total research and development expenses	$21,549		$25,670

Our current research and development activities primarily relate to the clinical development in the following indications:

•

Huntington’s Disease. We are evaluating pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information that is likely to influence the design of further studies. Trial data continues to be analyzed to determine a path forward in Huntington’s and other neurodegenerative disease indications. The Company is evaluating its development strategy in terms of business opportunity and near-term focus on Huntington’s or Alzheimer’s disease in the event that resources are limited.

•

Cancer Studies. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for osteosarcoma and melanoma, and in multiple “window of opportunity” studies in additional cancer indications.

•

Alzheimer’s Disease.  Given the current escalation in the COVID-19 pandemic, we are delaying plans to initiate a clinical trial of pepinemab in Alzheimer’s disease until mid 2021with a study design that is based, in part, on knowledge gained from the SIGNAL trial in Huntington’s disease.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Revenue	$50	$523
Grant revenue	575	-
Costs and expenses:
Cost of revenue	2	199
Research and development	21,549	25,670
General and administrative	7,405	6,669
Total costs and expenses	28,956	32,538
Loss from operations	(28,331)	(32,015)
Interest expense	(489)	-
Other income (expense), net	(31)	152
Loss before provision for income taxes	(28,851)	(31,863)
Provision for income taxes	-	-
Net loss	(28,851)	(31,863)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc.	$(28,851)	$(31,863)

Comparison of the Years Ended December 31, 2020 and 2019

Operating Expenses

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Research and development	$21,549	$25,670	$(4,121)	(16)%
General and administrative	7,405	6,669	736	11%
Total operating expenses	$28,954	$32,339	$(3,385)	(10)%

Research and Development. Research and development expenses in the year ended December 31, 2020 decreased by $4.1 million, or 16%, compared to the year ended December 31, 2019. This decrease was primarily attributable to decreases in expenses in the CLASSICAL-Lung and SIGNAL studies, as patients have come off study.

General and Administrative. General and administrative expenses in the year ended December 31, 2020 increased by $0.7 million or 11%, compared to the year ended December 31, 2019. The increase was primarily due to increased directors and officers insurance costs.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited service revenue from collaboration agreements, and to some degree, grant money.  We are not a party to any material off-balance sheet arrangements as defined in the rules and regulations of the SEC.

In July 2019, January 2020, and July 2020, we completed private placements of our common stock and received gross proceeds of $13.8 million, $7.5 million, and $4.0 million, respectively and in September 2020 we received gross proceeds of $2.0 million through an award from ADDF, in the form of an investment in our common stock. Additionally, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time and (ii) entered into a Purchase Agreement with Keystone pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time. In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the third quarter of 2020, 3,815,600 shares were sold through the Open Market

Sale Agreement for proceeds of $12.3 million, net of commission, and 47,319 shares were sold through the Purchase Agreement with Keystone for proceeds of $300,000, net of discount.  On August 3, 2020, we closed the Convertible Debt Financing discussed below for gross proceeds of $8.0 million.  In addition, on May 8, 2020, we received the PPP Loan in the amount of $1.1 million. In the third quarter, we raised total proceeds of approximately $26.6 million, net of commissions and discounts and before expenses, through our Open Market Sale Agreement with Jefferies, the Convertible Debt Financing, the July 2020 private placement transaction, the ADDF award, and our Purchase Agreement with Keystone.  We also received $575,000 in proceeds from our $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program.

In August 2020, we entered into a Securities Purchase Agreement, or the SPA, with 3i, as collateral agent and purchaser. Pursuant to the SPA, on August 3, 2020, we issued our 7% Original Issue Discount Senior Secured Convertible Debenture, or the Debenture, in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%.  The Debenture will mature on August 3, 2021.  The Debenture accrues interest at 7% per year and is convertible into shares of our common stock at a conversion price of $9.4125 per share, subject to certain customary adjustments. Subject to the satisfaction of certain conditions, at any time, we may elect to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued and unpaid interest on the amount being redeemed that would have accrued if the Debenture were held through the maturity date.  Our obligations under the Debenture can be accelerated upon the occurrence of certain customary events of default and are secured under a Security Agreement by a lien on substantially all of our assets, subject to certain exceptions.

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

In January 2021, the Company sold 522,272 shares of the Company’s common stock at a weighted average price of $2.58 through the Open Market Sale Agreement, for net proceeds of $1.3 million.

In February 2021, the Company sold 5,415,628 shares of the Company’s common stock at a weighted average price of $5.82 through the Open Market Sale Agreement, for net proceeds of $30.6 million.

In January and February 2021, the Company made payments under the Mandatory Redemption provision of the Debenture totaling $6,372,575, consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of December 31, 2020, and 2019, our principal source of liquidity was cash and cash equivalents in the amount of $10.6 million and $2.8 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.  For a discussion of the additional financing completed during the first quarter of the year ended December 31, 2021, see Note 16 to the consolidated financial statements.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2020 and 2019, we reported a net loss of $28.9 million and $31.9 million, respectively.  As of December 31, 2020, and December 31, 2019, we had an accumulated deficit of $277.5 million and $248.6 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2020. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. Our cash and cash equivalents were $10.6 million and total current assets were $11.3 million at December 31, 2020, which the Company anticipates will be insufficient to fund our planned operations through one year of the date that these consolidated financial statements are available for issuance. Please see Footnote 1of this annual report on Form 10-K for a description of our capital raising activities in 2020.

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

Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government or grant funding, collaborations, strategic alliances or licensing arrangements with third parties.  There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. In addition, the Debenture also provides that in connection with future capital raising transactions (subject to certain exceptions), at the election of the holder we must use 20% of the funds raised to redeem amounts outstanding under the Debenture.  If we raise additional funds through the public or private sale of equity or debt financings, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(28,647)	$(30,715)
Cash provided by (used in) investing activities	(290)	14,073
Cash provided by financing activities	36,757	13,800

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

During the year ended December 31, 2020, operating activities used $28.6 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $28.9 million.

During the year ended December 31, 2019, operating activities used $30.7 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $31.9 million.

Investing Activities. Cash used in investing activities during the year ended December 31, 2020 resulted from purchases of property and equipment. Cash provided by investing activities during the year ended December 31, 2019 of $14.1 million resulted from sales of marketable securities and capital expenditures to purchase property and equipment.

Financing Activities. During the year ended December 31, 2020, financing activities provided $36.8 million, of which $11.5 million was attributable to the private placement of common stock, $17.0 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement and Purchase Agreement with Keystone, $7.8 million due to the issuance of Convertible Debt, and $1.1 million was from long-term debt. During the year ended December 31, 2019, financing activities provided $13.8 million from the proceeds of a private offering of our common stock.

Capital Contributions from Noncontrolling Interests

In November 2017, we entered into a license agreement, or the VX3 License Agreement, with VX3, which was formed in October 2017 by a group of Canadian investors including our majority stockholder, FCMI Parent. Pursuant to the VX3 License Agreement to date, we have earned $0 of an aggregate of $32 million in milestone payments under the agreement.  In connection with the VX3 License Agreement, we also entered into a services agreement with VX3 pursuant to which VX3 has paid us initial capital contributions of $23.9 million. The VX3 License Agreement provides that upon termination, we will issue to VX3 or its designees the number of shares of our common stock equal to the lesser of (1) the aggregate of all capital contributions made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of our common stock. We have determined VX3 to be a variable interest entity in which we are the primary beneficiary. For a full description of these agreements, see “Financing Arrangements with Canadian Investors-VX3” in Part 1, Item 1.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.

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

Interest Rate Risk

We had cash and cash equivalents of $10.6 million as of December 31, 2020. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.  Additionally, both the PPP Loan and the Senior Secured Convertible Debenture incur interest at fixed interest rates, and as such are not subject to interest rate risk.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2020, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As previously reported on a Form 8-K filed with the SEC dated March 4, 2019, following a decision by the Delaware Court of Chancery in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), we stated our intention not to enforce the provision of our Amended and Restated Certificate of Incorporation that required that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall to the fullest extent permitted by law be the exclusive forum for any claim arising under the Securities Act of 1933, as amended, while the Sciabacucchi case challenging such provisions was being litigated. On March 18, 2020, the Delaware Supreme Court issued its decision in Salzberg et al. v. Matthew Sciabacucchi, No. 346, 2019 (Del.), which reversed the Delaware Court of Chancery’s decision and found that such provisions are facially valid under Delaware law. In light of this decision finally resolving the facial validity of such provisions, we intend to enforce this provision of our Amended and Restated Certificate of Incorporation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Albert D. Friedberg, age 74, has served as the Chief Executive Officer and President and a director of Friedberg Mercantile Group Ltd., a Toronto-based commodities and investment management firm, since founding the company in 1971. Since 1978, Mr. Friedberg served as the President and Chief Investment Strategist for the Friedberg Group of Funds. Mr. Friedberg was appointed as a member of the Commodity Futures Advisory Board of Ontario in 1979 and served as chairman of the Toronto Futures Exchange from March 1985 to June 1988. Mr. Friedberg received a B.A. in Economics from Johns Hopkins University and an MBA in International Banking from Columbia University. We believe that Mr. Friedberg’s experience in the financial and investment management industry, and his experience as the Chief Executive Officer and President and service as a director of Friedberg Mercantile Group give him the qualifications and skills to serve as our chairman on our board of directors.

Jacob B. Frieberg, age 64, has served as a principal at The WTF Group, a Toronto-based property management company, since founding the company in 1984. Prior to that time, he was the Vice President at Rockford Developments, a Toronto-based multi-family building company. Mr. Frieberg received a B.A. in Economics from the University of Western Ontario. We believe that Mr. Frieberg’s experience in business, including his management responsibility, gives him the qualifications, skills and financial expertise to serve on our board of directors.

J. Jeffrey Goater, age 45, has served as Chief Executive Officer and a director of Surface Oncology, a publicly traded immunotherapeutics company since February 2018. Mr. Goater served as Secretary of Surface from February 2017 to February 2018. Prior to Surface, Mr. Goater served as Chief Financial Officer and held other senior business and finance positions at Voyager Therapeutics, Inc., a publicly traded gene therapy company, from September 2013 to December 2016. Prior to that, he served as Vice President of Business Development at Synageva BioPharma Corp., a biopharmaceutical company (acquired by Alexion Pharmaceuticals, Inc.) from April 2013 to July 2013, and prior to that, he worked as an investment banker at Evercore Partners Inc. (now Evercore, Inc.) from April 2008 to April 2013, most recently as Managing Director. Prior to that, Mr. Goater worked as an equity research analyst at Cowen and Company, LLC, covering the biopharmaceutical sector, from August 2004 to March 2008. Mr. Goater received a B.A. in Biology, an M.S. in Pathology, an M.S. in Microbiology and Immunology and an MBA, all from the University of Rochester. We believe that Mr. Goater’s experience as a finance and business development executive in the pharmaceutical industry and his experience in investment banking give him the qualifications and skills to serve on our board of directors.

Bala S. Manian, Ph.D., age 75, has served as chairman of the board of directors of ReaMetrix Inc., a privately held biotechnology company, since founding the company in 2004, and has served as director of Equillium, Inc., a publicly traded biotechnology company, since June 2019. He also currently serves as a director of Syngene International Limited, a publicly traded Indian biotechnology company, and previously served as a director of Biocon Ltd., a publicly traded Indian biopharmaceutical company. Dr. Manian is a co-founder and director of Quantum Dot Corporation, a privately held bioscience company, and a co-founder of SurroMed, Inc., a privately held biotechnology company, and serves as a director at other life sciences companies. He was also the founder and chairman of the board of directors of Lumisys Incorporated, a medical imaging company acquired by Eastman Kodak Co., the founder and chairman of the board of directors of Molecular Dynamics Incorporated, a life science instrumentation company acquired by APBiotech Inc., and the founder and chairman of the board of directors of Biometric Imaging Inc., a privately held biotechnology company. Dr. Manian received a B.S. in Physics from the University of Madras, an M.S. in Applied Optics from the University of Rochester and a Ph.D. in Mechanical Engineering from Purdue University. We believe that Dr. Manian’s experience as a founder of numerous biotechnology companies and his service as a director of other publicly traded and privately held life science companies give him the qualifications and skills to serve on our board of directors.

Chrystyna Bedrij Stecyk, age 58, co-founded and has served as a principal of, Griffin Securities, Inc., an investment banking firm, since April 1997.  At Griffin Securities, Ms. Bedrij Stecyk focuses on providing business advisory services to companies and institutional investors, including investment and market analysis, strategy and development.  Prior to her time with Griffin Securities, Ms. Bedrij Stecyk co-founded and advised Agilis Biotherapeutics, a DNA therapeutics developer, from June 2013 to July 2018 when it was acquired by PTC Therapeutics. Ms. Bedrij Stecyk received an MBA in Finance from New York University’s Leonard N. Stern School of Business and a B.A. in Economics from Vassar College.  Ms. Bedrij Stecyk is registered with the Financial Industry Regulatory Authority and is a licensed General Securities Principal and Representative, Investment Banking Principal and Representative, Operations Professional, and Research Analyst.

Gerald E. Van Strydonck, age 76, served as the Chief Financial Officer of Colgate Rochester Crozer Divinity School from August 2008 to December 2018. Mr. Van Strydonck was previously the Senior Vice President and Chief Financial Officer of Sigma Marketing LLC, the Senior Vice President and Chief Financial Officer of Essex Partners Inc., and a managing partner of the Rochester, New York office of PricewaterhouseCoopers LLP. Mr. Van Strydonck has also served on the boards of other privately held companies. Mr. Van Strydonck received a B.B.A. from St. John Fisher College and an MBA from the State University of New York at Buffalo. We believe that Mr. Van Strydonck’s experience in public accounting and as a Chief Financial Officer of various companies and his service as a director give him the qualifications, skills and financial expertise to serve on our board of directors.

Barbara Yanni, age 66, has served on the boards of Trevena, Inc., from July 2014 to present, and Pharming Group NV, from December 2020 to present, each publicly traded biopharmaceutical companies, and on the board of Mesentach, Inc., from November 2020 to present, a privately held biotechnology company.  Ms. Yanni previously served on the board of Akcea Therapeutics, Inc. a publicly traded biopharmaceutical company, from December 2019 to October 2020, when Ionis, Akcea’s parent company, completed the purchase of all of the publicly held shares of Akcea in a transaction led by Ms. Yanni as a chair of Akcea’s Affiliated Transactions Committee.  Ms. Yanni previously served on the board of Abionyx Pharma (formerly known as Cerenis Therapeutics, SA), a publicly traded biopharmaceutical company, from July 2018 to January 2020 and a privately held biopharmaceutical company, Symic Bio, Inc. from February 2015 to August 2019.  Previously, Ms. Yanni was Vice President and Chief Licensing Officer at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2001 until her retirement in March 2014. Prior to this, Ms. Yanni served in various roles at Merck including in corporate development, financial evaluation and tax. Ms. Yanni received an A.B. from Wellesley College, a J.D. from Stanford Law School and an LL.M. from New York University. We believe that Ms. Yanni’s experience in biotechnology and pharmaceutical business evaluation and transaction execution, her financial and general business knowledge, and her service as a director of other publicly traded and privately held life science companies give her the qualifications, skills and financial expertise to serve on our board of directors.

Maurice Zauderer, Ph.D., age 75, has served as our President and Chief Executive Officer since our inception in April 2001. Prior to founding the company, Dr. Zauderer was an Associate Professor at the University of Rochester and has also held senior faculty positions at Columbia University. During his academic career, Dr. Zauderer held the position of visiting scientist at the Laboratory of Cell Biology, the Ontario Cancer Institute and the National Cancer Institute. Dr. Zauderer received a B.S. in Physics from Yeshiva University and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology. We believe that Dr. Zauderer’s experience as an executive officer and his knowledge in biological sciences, immunology and oncology give him the qualifications and skills to serve on our board of directors.

Executive Officers and Senior Management

We are currently served by three executive officers, Dr. Zauderer, Mr. Royer, and Dr. Smith, together with one additional member of the senior management team.

Maurice Zauderer, Ph.D., age 75, is our President and Chief Executive Officer. Additional information about Dr. Zauderer can be found under “Directors,” above.

Scott E. Royer, CFA, MBA, age 47, joined us in February 2018 as our Chief Financial Officer. Prior to joining us, Mr. Royer was the Chief Financial Officer and Director of Finance of the Medical Films Group of Carestream Health, a medical and dental imaging company and an independent subsidiary of Onex Corporation, a Canadian publicly traded private equity investment firm. In this position, Mr. Royer provided financial, analytical, and decision-making support to the management team, and coordinated strategic plans and expenditure controls. Mr. Royer received a B.S. in Accounting from the State University of New York College at Geneseo, an MBA from Rochester Institute of Technology, and an Executive MBA from Villanova University, and is a credentialed Chartered Financial Analyst (CFA).

Ernest S. Smith, Ph.D., age 49, has served as our Senior Vice President, Research and Chief Scientific Officer since December 2008. Dr. Smith previously served as our Vice President, Research and Chief Scientific Officer from April 2003 to December 2008 and our Research Director from June 2001 to April 2003. Prior to joining us, Dr. Smith was a research scientist at the University of Rochester. Dr. Smith received a B.A. in Biology from St. John Fisher College, and an M.S. and a Ph.D. in Immunology from the University of Rochester.

John E. Leonard, Ph.D., age 74, has served as our Senior Vice President, Development since January 2009. Prior to joining us, Dr. Leonard served as a principal at John Leonard Consulting, LLC from September 2005 to January 2009. From February 2003 until September 2009, he was the Vice President, Program Executive of Biogen Idec, Inc., a publicly traded biotechnology company, and from August 1988 until January 2003 he served in various roles in product development, regulatory affairs and quality assurance at IDEC Pharmaceuticals Corporation, which merged with Biogen, Inc. to form Biogen Idec, Inc. Dr. Leonard received a B.S. in Chemistry and an M.S. in Chemistry and Biochemistry from California State University, Long Beach, and a Ph.D. in Biochemistry from the University of California, Riverside.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and greater than 10% stockholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in Company securities.

During fiscal year 2020, all of our directors and officers timely complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except for Mr. Leonard, our Senior Vice President, who was late in filing two Form 4s, each reporting a single transaction.  In making this statement, we have relied upon the written representations of our directors and officers, and copies of the reports that they have filed with the SEC.

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

Compensation of Named Executive Officers

This section discusses the material components of our executive compensation program, including the compensation paid to the following individuals, each of whom is one of our named executive officers for fiscal year 2020:

•	Maurice Zauderer, Ph.D., our president and chief executive officer;
•	Ernest S. Smith, Ph.D., our senior vice president, research and chief scientific officer;
•	Scott E. Royer, our chief financial officer; and
•	Raymond E. Watkins, our former senior vice president and chief operating officer.

Summary Compensation Table

The following table shows certain information about the compensation of our named executive officers during the fiscal years indicated.

Name and Principal Position	Year	Salary $	Option Awards (1) $	All Other Compensation	Total $
Maurice Zauderer	2020	357,265	87,068		444,333
President and Chief Executive Officer	2019	346,872	52,000		398,872
Raymond E. Watkins	2020	202,141	33,840	125,767	361,748
Senior Vice President and Chief Operating Officer	2019	242,442	20,800		263,242
Scott E. Royer
Chief Financial Officer	2020	231,701	8,460		240,161
Ernest S. Smith	2020	249,706	33,840		283,546
Senior Vice President, Research and Chief Scientific Officer	2019	242,442	20,800		263,242

(1)

The amounts in this column reflect the aggregate grant date fair value of employee stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock-Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K. For 2020, Dr. Zauderer received a grant of stock options on February 25, 2020, with an exercise price of $6.68 and a grant date fair value for each stock option of $3.07. Dr. Smith and Messrs. Royer and Watkins received a grant of stock options on February 25, 2020, with an exercise price of $6.07 and a grant date fair value of each stock option of $4.23.   For 2019, Dr. Zauderer received a grant of stock options on March 15, 2019, with an exercise price of $4.29 and a grant date fair value for each stock option of $2.60. Dr. Smith and Mr. Watkins received a grant of stock options on March 15, 2019, with an exercise price of $3.90 and a grant date fair value of each stock option of $2.60.

(2)	Effective October 22, 2020, Mr. Watkins departed from his role as our Senior Vice President and Chief Operating Officer.
(3)

On December 3, 2020, we entered into a separation agreement with Mr. Watkins (“the separation agreement”).  Under the terms of the Separation Agreement, in addition to certain other items, Mr. Watkins received cash payments totaling $125,767.

Narrative to Summary Compensation Table

On February 25, 2020, the compensation committee approved a three percent cost of living base salary adjustment for Drs. Zauderer and Smith and Messrs. Royer and Watkins, effective as of April 1, 2020 resulting in a base salary of $359,881, $251,534, $233,398, and $251,534, respectively.

In 2020, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Dr. Zauderer received a grant of incentive stock options on February 25, 2020 to purchase 28,400 shares of our common stock with an exercise price of $6.68, and that vest in four equal annual installments beginning on February 25, 2021 and may be exercised on a cashless basis pursuant to the 2018 Plan. Each of Dr. Smith and Mr. Watkins received a grant of incentive stock options on February 25, 2020 to purchase 8,000 shares of our common stock with an exercise price of $6.07, and that vest in four equal annual installments beginning on February 25, 2021 and may be exercised on a cashless basis pursuant to the 2018 Plan. Mr. Royer received a grant of incentive stock options on February 25, 2020 to purchase 2,000 shares of our common stock with an exercise price of $6.07, and that vest in four equal annual installments beginning on February 25, 2021 and may be exercised on a cashless basis pursuant to the 2018 Plan.

In 2019, we granted each of our named executive officers incentive stock options under the 2018 Plan. Dr. Zauderer received a grant of incentive stock options on March 15, 2019 to purchase 20,000 shares of our common stock with an exercise price of $4.29, and that vest in four equal annual installments beginning on March 15, 2020 and may be exercised on a cashless basis pursuant to the 2018 Plan. Each of Mr. Watkins and Dr. Smith received a grant of incentive stock options on March 15, 2019 to purchase 8,000 shares of our common stock with an exercise price of $3.90, and that vest in four equal annual installments beginning on March 15, 2020 and may be exercised on a cashless basis pursuant to the 2018 Plan. None of our named executive officers were granted incentive stock options in 2018.

We believe the 2020 compensation of our named executive officers was set at a level that appropriately rewarded our named executive officers for their contributions.

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

Outstanding Equity Awards at December 31, 2020

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2020:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Maurice Zauderer:
	5,000	15,000 (2)	4.29	03/14/2024
	2,589	--	14.90	03/31/2024
	2,589	--	14.90	06/30/2024
	--	28,400 (3)	6.68	02/24/2025
	3,325	--	7.10	12/23/2025
Ernest S. Smith:
	40,729	--	7.10	12/22/2025
	5,110	--	7.10	12/23/2025
	2,000	6,000 (2)	3.90	03/14/2029
	--	8,000 (3)	6.07	02/24/2030
Scott E. Royer:
	25,000	--	13.60	02/21/2028
	--	1,500 (2)	3.90	03/14/2029
	--	2,000 (3)	6.07	02/24/2029
Raymond E. Watkins(4):
	36,804	--	7.10	12/22/2025
	4,617	--	7.10	12/23/2025
(1)	All outstanding awards of stock options were granted under either our 2018 Plan or our 2011 Employee Equity Plan, or the “2011 Plan”.
(2)	This option vests in four equal annual installments beginning on March 15, 2020.
(3)	This option vests in four equal annual installments beginning on February 25, 2021.
(4)	Effective October 22, 2020, Mr. Watkins departed from his role as our Senior Vice President and Chief Operating Officer.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Other than Mr. Watkins’ Separation Agreement, we have not entered into employment or change-in-control agreements, contracts or arrangements with any of our executive officers, except for standard form employee confidentiality and nondisclosure agreements with our employees, including each of our named executive officers. Any future employment or change-in-control agreements, contracts, and arrangements will be subject to the discretion of our board of directors and/or compensation committee, as applicable.

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

Under the terms of Mr. Watkins’ Separation Agreement, Mr. Watkins received (1) the unpaid amount of his regular compensation for the period through October 22, 2020 and (2) cash payments totaling $125,767. In addition, instead of expiring after his departure, the vested portion of Mr. Watkins’ outstanding options will remain exercisable through such options’ original expiration dates. Mr. Watkins provided a general release of claims in favor of us, agreed to keep our confidential information confidential, and agreed not to solicit our customers or employees for a period of one year after December 9, 2020.

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

In addition, upon first becoming a director, each non-employee director will receive a one-time initial award of stock options to purchase approximately $64,000 (determined using the Black-Scholes method) of our common stock, which will fully vest on the one year anniversary of the date of grant, subject to the director’s continued service on the board of directors and may be exercised on a cashless basis pursuant to the 2018 Plan. Thereafter, each non-employee director, except for Mr. Friedberg, will receive an annual award of stock options to purchase approximately $40,000 (determined using the Black-Scholes method) of our common stock, which will fully vest on the one year anniversary of the date of grant, subject to the director’s continued service on the board of directors.

Mr. Friedberg does not receive any compensation for his service as a director.

Director Compensation Tables

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2020. Directors who are also our employees receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash $	Option Awards $ (1)	Total $
Albert D. Friedberg	--	--	--
Chrystyna Bedrij Stecyk	22,115	64,000	86,115
Alejandro M. Berlin(2)	12,981	--	12,981
Jacob B. Frieberg	35,000 (3)	40,000	75,000
J. Jeffrey Goater	42,500	40,000	82,500
Bala S. Manian	35,000	40,000	75,000
Gerald E. Van Strydonck	50,000	40,000	90,000
Barbara Yanni	45,000	40,000	85,000

(1)

The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K.

(2)	During fiscal year 2020, Dr. Berlin served as a director from January 1, 2020 until May 14, 2020.

(3)       For fiscal year 2020, Mr. Frieberg elected to receive stock options in lieu of his $35,000 annual retainer pursuant to our Director Compensation Program.

The following table provides information regarding equity awards held by each non-employee director as of December 31, 2020:

Name	Stock Options Outstanding (#)
Albert D. Friedberg	—
Chrystyna Bedrij Stecyk	25,087
Alejandro Berlin (1)	14,114
Jacob B. Frieberg	60,535
J. Jeffrey Goater	31,636
Bala S. Manian, Ph.D.	23,397
Gerald E. Van Strydonck	46,772
Barbara Yanni	29,793

(1)	During fiscal year 2020, Dr. Berlin served as a director from January 1, 2020 until May 14, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by stockholders	832,868 (1)	$6.83	267,275 (2)(3)
Not approved by stockholders	--	--	--
Total	832,868 (1)	$6.83	267,275 (2)(3)

(1)

In connection with the adoption of the 2018 Plan, we ceased making awards under the 2011 Plan, although the terms of such plan will continue to govern the outstanding awards previously granted thereunder. This number represents shares issuable upon exercise of awards granted under the 2011 Plan and the 2018 Plan.

(2)	Excludes shares reflected in column (a). Includes 267,275 shares remaining available for issuance under our 2018 Plan.
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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 26, 2021, by (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of persons, known by us to beneficially own more than 5% of any class of our voting securities. Percentages are based on 28,441,112 shares issued and outstanding, except where noted. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Vaccinex, Inc., 1895 Mount Hope Avenue, Rochester, New York 14620.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers:
Maurice Zauderer (1)	1,726,474	(2)	6.1%
Ernest S. Smith	59,839	(3)	*
Scott E. Royer	24,249	(4)	*
Raymond E. Watkins	51,271	(5)	*
Directors:
Albert D. Friedberg	11,965,926	(6)	39.1%
Chrystyna Bedrij Stecyk	25,087	(7)	*
Jacob B. Frieberg	126,362	(8)	*
J. Jeffrey Goater	31,936	(9)	*
Bala S. Manian	23,397	(10)	*
Gerald E. Van Strydonck	46,772	(11)	*
Barbara Yanni	29,793	(12)	*
All directors and executive officers as a group (12 persons)	14,142,590	(13)	45.6%
Greater than 5% Stockholders:
FCMI Parent Co., et al (14)	9,816,268	(14)	32.1%
The Aberdeen Foundation (15)	1,895,580	(15)	6.7%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Dr. Zauderer is also a director of the Company.
(2)

Includes (a) presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 25,603 shares of our common stock, (b) 213,209 shares and 212,161 shares of common stock held directly by the Jeremy Zauderer Trust and the Jordan Zauderer Trust, respectively, over which Dr. Zauderer exercises voting control, and (c) 1,097,753 shares held by Vaccinex (Rochester), L.L.C., or Vaccinex LLC, of which Dr. Zauderer is the president and a majority owner.  Dr. Zauderer exercises voting and investment power over the shares held by Vaccinex LLC.

(3)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 51,839 shares of our common stock.
(4)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 19,750 shares of our common stock.
(5)

Effective October 22, 2020, Mr. Watkins departed from his role as our Senior Vice President and Chief Operating Officer. This information is based on a Form 4 filed with the SEC on February 26, 2020 and includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 43,421 shares of our common stock.

(6)

Includes (a) 8,810,652 shares held by FCMI Parent Co., (b) 967,983 shares held by FCMI Financial Corporation, (c) 37,633 shares held by Pan Atlantic Bank & Trust Limited, or Pan Atlantic, and (d) 1,710,093 shares held by Friedberg Global Macro Hedge Fund Ltd., or G-M Fund, of which the Friedberg Mercantile Group, Ltd., or FMG, is the investment manager. All shares reported as beneficially owned are presently outstanding, other than (i) 967,983 shares are issuable upon exchange of units of Vaccinex Products LP owned directly by FCMI Financial and (ii) 1,180,051 shares are issuable upon exchange of units of VX3 (DE) LP, or VX3, owned directly by FCMI Parent Co., or FMCI Parent. Mr. Friedberg, directly and through his control over

FCMI Parent, shares held by members of his family and trusts for the benefit of members of his family, may be considered the beneficial owner of all of the common stock beneficially owned by FCMI Parent. By virtue of his control of FCMI Parent, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned directly by its wholly-owned subsidiaries, FCMI and Pan Atlantic. By virtue of his control of FMG, which exercises voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned by G-M Fund.

(7)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 25,087 shares of our common stock.
(8)

Includes (a) presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 60,535 shares of our common stock, (b) 8,840 shares issuable upon the exchange of limited partnership interests in Vaccinex Products, 4,420 of which are held by Benbow Estates, Ltd., an entity owned by Mr. Frieberg’s wife and of which Mr. Frieberg is an officer, and (c) 4,121 shares issuable upon the exchange of partnership interests in VX3, which are held by Gee Eff Services Limited, an entity solely owned by Mr. Frieberg and of which Mr. Frieberg is the president.

(9)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 31,636 shares of our common stock.
(10)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 23,397 shares of our common stock.
(11)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 46,772 shares of our common stock.
(12)	Includes presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 29,793 shares of our common stock.
(13)

Includes (a) presently exercisable, or exercisable within 60 days of March 26, 2021, stock options for 386,045 shares of our common stock, (b) 976,823 shares issuable upon the exchange of limited partnership interests in Vaccinex Products, and (c) 1,184,172 shares issuable upon the exchange of partnership interests in VX3.

(14)

Includes 967,983 shares issuable upon the exchange of limited partnership interests in Vaccinex Products held by FCMI Financial, a subsidiary of FCMI Parent. Includes 1,180,051 shares issuable upon the exchange of partnership interests in VX3. Includes 37,633 shares held by Pan-Atlantic. Mr. Friedberg is the majority owner, a director and the president of FCMI Parent and shares voting and investment power over the shares held by FCMI Parent. This information is derived from the Amendment No. 3 to Schedule 13D filed by FCMI Parent on July 16, 2020. The address for FCMI Parent is 181 Bay Street, Suite 250, Toronto, Ontario Canada M5J 2T3.

(15)

Michael Shumacher, Manager of Antibody Investments LLC, exercises voting and investment power over the shares held by Antibody Investments LLC, which itself is wholly owned by The Aberdeen Foundation. This information is derived from the Schedule 13G filed by The Aberdeen Foundation on October 19, 2020. The address for The Aberdeen Foundation is New Burlington House, 1075 Finchley Road, London NW11 0PU, England.

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

The following is a description of transactions since January 1, 2019 to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or any affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment and compensation arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

We lease our corporate headquarters facility from 1895 Management, Ltd., which is a wholly owned, indirect subsidiary of FCMI Parent.  We incurred rent of $168,000 and $169,000 under this lease for the years ended December 31, 2019 and 2020, respectively.  The lease agreement, as currently amended, requires monthly rental payments of $14,511 through expiration of the lease on October 31, 2022.

Surface Oncology, Inc.

In November 2017, we entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. J. Jeffrey Goater, a member of our board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. We have invoiced an aggregate of approximately $1,105,456 under this agreement through December 31, 2020.  Additional amounts may be payable to us on a fee-for-service basis in connection with research to be performed under the agreement. In the third quarter of 2019, Surface purchased its option to obtain an exclusive license to make, use, sell and import products incorporating antibodies targeting the first antigen and exercised its option to obtain an exclusive license to use two antibodies targeting the second antigen to perform research activities. The exclusive research license agreement, which we entered into in September 2019, provides for an upfront fee of $100,000 an annual maintenance fees up to an aggregate of $250,000. In 2020, $50,000 was received in annual maintenance fees.

VX3

VX3 was established in October 2017 by a group of Canadian investors including our majority stockholder FCMI Parent, with capital contributions recorded as non-controlling interests of $23.9 million. VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, our most advanced product candidate.  In November 2017, we entered into the VX3 License Agreement with VX3, which was formed in October 2017 by a group of Canadian investors including FCMI Parent. Pursuant to the VX3 License Agreement to date, we have earned $0 of an aggregate of $32.0 million in milestone payments under the agreement. In connection with the VX3 License Agreement, we also entered into the Services Agreement with VX3. The VX3 License Agreement provides that upon termination, we will issue to VX3 or its designees the number of shares of our common stock equal to the lesser of (1) the aggregate of all capital contributions made to VX3 by its partners (i.e., the Canadian investors) divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of our common stock. We have determined VX3 to be a variable interest entity in which we are the primary beneficiary. For a full description of these agreements, see “Financing Arrangements with Canadian Investors — VX3” in Part 1, Item I.

On August 13, 2018, we entered into an exchange agreement with VX3 and its partners, including FMCI Parent, that provides each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of our common stock. The exchange agreement also provides that FCMI Parent’s exercise of its option to exchange its VX3 partnership interests for shares of our common stock would trigger the exchange of all VX3 partnership interests for shares of our common stock. Further, under the exchange agreement, we have a right to require the exchange of all partnership interests in VX3 for shares of our common stock in any of the following circumstances:

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

Private Placements of Common Stock

July 2019 Private Placement of Common Stock

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

January 2020 Private Placement of Common Stock

On January 21, 2020, we entered into a stock purchase agreement with several investors pursuant to which we sold to the investors 1,468,563 shares of our common stock at a purchase price of $5.09 per share for aggregate gross proceeds of $7,474,985.67, or the January 2020 Private Placement. FCMI Parent, Vaccinex LLC, and Jacob Frieberg, a member of our board of directors, purchased 982,318, 98,231, and 39,292 shares of our common stock for aggregate purchase prices of $4,999,998.62, $499,995.79, and $199,996.28, respectively, in the January 2020 Private Placement. In connection with the January 2020 Private Placement, on January 23, 2020, we entered into a registration rights agreement with the investors in the January 2020 Private Placement, pursuant to which we filed a Registration Statement on Form S-3 (File No. 333-236417) with the SEC, which was declared effective on March 11, 2020.

July 2020 Private Placement of Common Stock

On July 9, 2020, we entered into a stock purchase agreement with G-M Fund pursuant to which we sold to G-M Fund 1,126,760 shares of our common stock at a purchase price of $3.55 per share for aggregate gross proceeds of approximately $4.0 million, or the July 2020 Private Placement. In connection with the July 2020 Private Placement, on July 10, 2020, we entered into a registration rights agreement with G-M Fund, pursuant to which we filed a Registration Statement on Form S-3 (File No. 333-246326) with the SEC, which was declared effective on August 25, 2020.

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

The board of directors has determined that Messrs. Frieberg and Van Strydonck, Dr. Manian, and Mses. Yanni and Bedrij Stecyk are each independent. In fiscal year 2020, Alejandro Berlin was not nominated for re-election as a director at our 2020 Annual Meeting of Stockholders. The board of directors has determined that Dr. Berlin was an independent director for the period in fiscal year 2020 during which Dr. Berlin served as a director.  The members of the audit, compensation, and nominating and corporate governance committees of the board of directors are each independent, with the exception of Mr. Goater, who serves as the chair of the nominating and corporate governance committee. The exemptions afforded to a “Controlled Company,” as defined by Nasdaq, set forth in Nasdaq Listing Rule 5615(c)(3), with respect to nominating committees, exempts a company that ceased being a Controlled Company from Nasdaq’s independent nominating committee requirements by allowing a phase-in schedule for compliance. Under this phase-in schedule, because the Company ceased qualifying as a Controlled Company on July 13, 2020, all of its members of the nominating and corporate governance committee must be independent by July 13, 2021. The Company intends to rely on this exemption with respect to the nominating and corporate governance committee while it is available to the Company.

Item 14. Principal Accounting Fees and Services.

Fees for Professional Services Provided by Deloitte & Touche LLP

The following table shows fees for professional services provided by Deloitte & Touche LLP during the fiscal year ended December 31, 2020 and the fiscal year ended December 31, 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$565,500	$190,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$565,500	$190,000

Audit fees during fiscal year 2020 and fiscal year 2019 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for related services that are normally provided in connection with registration statements and the offerings of our securities. Additionally, audit fees during fiscal year 2020 included fees for professional services rendered in connection with the various S-3 filing and prospectus supplement filings throughout the year, including upsizing our ATM facility. There were no audit-related fees, tax fees or other fees incurred during fiscal year 2020 or fiscal year 2019.

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

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2018).

3.2	Amended and Restated Bylaws of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 13, 2018).
4.1	Description of Common Stock (incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).
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

10.4+	Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.5+

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

10.7+	Severance Pay Plan (incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.8+	Director Compensation Program (incorporated herein by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.9+

Form of Indemnification Agreement by and between the Company and each of its directors and officers (incorporated herein by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.10†

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

10.13

Amended and Restated Exchange Agreement, dated October 24, 2014, by and among the Company and the parties listed therein (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed July 9, 2018).

10.14†

Clinical Trial Collaboration and Supply Agreement, dated October 4, 2016, by and between the Company and Ares Trading S.A. (incorporated herein by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.15

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

10.21

VX3 Exchange Agreement, dated August 13, 2018, by and among the Company, VX3 Inc., VX3 (DE) LP, FCMI Parent Co., and certain investors listed on Schedule A thereto (incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.22

Open Market Sale AgreementSM by and between the Company and Jefferies, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.23

Purchase Agreement by and between the Company and Keystone Capital Partners, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.24

Registration Rights Agreement by and between the Company and Keystone Capital Partners, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.25	Note by and between the Company and Five Star Bank, dated May 8, 2020 (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020).

10.26

Form of 7% Original Issue Discount Senior Secured Convertible Debenture due August 3, 2021 (incorporated herein by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.27

Form of Security Agreement by and between the Company and 3i, LP, as Collateral Agent (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.28*	Separation Agreement by and between the Company and Raymond E. Watkins dated December 9, 2020.

21.1	Subsidiaries of the Company (incorporated herein by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith, as applicable.
+	Management contract.
†	The Company was granted confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaccinex, Inc.

Date: March 31, 2021	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	March 31, 2021
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Scott E. Royer, CFA, MBA	Chief Financial Officer	March 31, 2021
Scott E. Royer, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Albert D. Friedberg	Chairman of the Board	March 31, 2021
Albert D. Friedberg

/s/ Chrystyna Bedrij Stecyk	Director	March 31, 2021
Chrystyna Bedrij Stecyk

/s/ Jacob B. Frieberg	Director	March 31, 2021
Jacob B. Frieberg

/s/ J. Jeffrey Goater	Director	March 31, 2021
J. Jeffrey Goater

/s/ Bala S. Manian, Ph.D.	Director	March 31, 2021
Bala S. Manian, Ph.D.

/s/ Gerald E. Van Strydonck	Director	March 31, 2021
Gerald E. Van Strydonck

/s/ Barbara Yanni	Director	March 31, 2021
Barbara Yanni

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vaccinex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaccinex, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2021

We have served as the Company’s auditor since 2014.

VACCINEX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,596	$2,776
Accounts receivable	157	898
Prepaid expenses and other current assets	533	336
Total current assets	11,286	4,010
Property and equipment, net	416	594
TOTAL ASSETS	$11,702	$4,604
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,169	$3,208
Accrued expenses	1,937	3,670
Senior secured convertible debt, net	8,074	-
Total current liabilities	13,180	6,878
Long-term debt	1,134	-
TOTAL LIABILITIES	14,314	6,878
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of December 31, 2020, and December 31, 2019; 22,388,027 and 14,887,999 shares issued as of December 31, 2020 and December 31, 2019, respectively; 22,387,175 and 14,887,147 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	3	1
Additional paid-in capital	250,914	222,403
Treasury stock, at cost; 852 shares of common stock as of December 31, 2020 and December 31, 2019, respectively	(11)	(11)
Accumulated deficit	(277,481)	(248,630)
Total Vaccinex, Inc. stockholders’ deficit	(26,575)	(26,237)
Noncontrolling interests	23,963	23,963
TOTAL STOCKHOLDERS’ DEFICIT	(2,612)	(2,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,702	$4,604

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$50	$523
Grant revenue	575	-
Costs and expenses:
Cost of revenue	2	199
Research and development	21,549	25,670
General and administrative	7,405	6,669
Total costs and expenses	28,956	32,538
Loss from operations	(28,331)	(32,015)
Interest expense	(489)	-
Other income (expense), net	(31)	152
Loss before provision for income taxes	(28,851)	(31,863)
Provision for income taxes	-	-
Net loss	(28,851)	(31,863)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(28,851)	$(31,863)
Comprehensive loss	$(28,851)	$(31,863)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(1.54)	$(2.47)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	18,786,768	12,880,746

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
Balance as of January 1, 2019	11,476,601	$1	$208,156	852	$(11)	$(216,767)	$(8,621)	23,963	15,342
Issuance of common shares	3,382,332	-	13,800	-	-	-	13,800	-	13,800
Exchange of Vaccinex Products LP Units for common shares	29,066	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	447	-	-	-	447	-	447
Net loss	-	-	-	-	-	(31,863)	(31,863)	-	(31,863)
Balance as of December 31, 2019	14,887,999	1	222,403	852	(11)	(248,630)	(26,237)	23,963	(2,274)
Issuance of common shares	7,450,004	2	28,473	-	-	-	28,475	-	28,475
Common shares issuance costs	-	-	(713)	-	-	-	(713)	-	(713)
Exchange of Vaccinex Products LP Units for common shares	26,241	-	-	-	-	-	-	-	-
Stock-based compensation	20,000	-	732	-	-	-	732	-	732
Exercise of stock options	3,783	-	19	-	-	-	19	-	19
Net loss	-	-	-	-	-	(28,851)	(28,851)	-	(28,851)
Balance as of December 31, 2020	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,851)	$(31,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307	249
Debt related charges included in interest expense	297	-
Net amortization of premiums and discounts on marketable securities	-	(44)
Stock-based compensation	732	447
Change in fair value of derivative liability	(65)	-
Changes in operating assets and liabilities:
Accounts receivable	741	(260)
Prepaid expenses and other current assets	(197)	725
Accounts payable	122	725
Accrued expenses	(1,733)	(694)
Net cash used in operating activities	(28,647)	(30,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	-	14,151
Purchase of property and equipment	(290)	(78)
Net cash (used in) provided by investing activities	(290)	14,073
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private offering of common stock	11,475	13,800
Proceeds from issuance of common stock	17,000	-
Proceeds from issuance of convertible debt, net of discount	8,000	-
Redemption of convertible debt	(108)	-
Payments of convertible debt issuance costs	(50)	-
Proceeds from long-term debt	1,134	-
Payments of common stock issuance costs	(713)	-
Proceeds from exercise of stock options	19	-
Net cash provided by financing activities	36,757	13,800
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,820	(2,842)
CASH AND CASH EQUIVALENTS–Beginning of period	2,776	5,618
CASH AND CASH EQUIVALENTS–End of period	$10,596	$2,776
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable	$-	$(161)

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Notes to Consolidated Financial Statements

1.	COMPANY AND NATURE OF BUSINESS

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had losses from operations of $28.9 million and $31.9 million and negative cash flows from operating activities of $28.6 million and $30.7 million for the years ended December 31, 2020 and 2019, respectively, and an accumulated deficit of $277.5 million and $248.6 million as of December 31, 2020 and 2019, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating different strategies to obtain the required funding of future operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances, or licensing arrangements with third parties.  There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms.  Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the consolidated application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the consolidated financial statements.

Basis of Presentation and Consolidation

These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. As of December 31, 2020, and 2019, the Company’s accounts include Vaccinex Products and VX3 (DE) LP, a Delaware limited partnership (VX3). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit).  The company presents the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party (VX3), and as a separate component within its consolidated statements of operations and comprehensive loss. The financial position of Vaccinex Products and VX3 were not material as of December 31, 2020 and 2019, and there were no gains or losses for Vaccinex Products or VX3 for the years ended December 31, 2020 and 2019. Intercompany transactions and balances have been eliminated.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

The Company depends on third-party manufacturers for the manufacture of drug substance and drug product for clinical trials. The Company also relies on certain third parties for its supply chain. Disputes with these third - party manufacturers or shortages in goods or services from third-party suppliers could delay the manufacturing of the Company’s product candidates and adversely impact its results of operations.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses, convertible promissory notes, and derivative liabilities. Cash equivalents and marketable securities are stated at fair value. Prepaid expenses and other current assets, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The Company’s derivative instrument related to certain features embedded within the Debenture is discussed in Note 9.  The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are recorded as interest expense in the Company’s consolidated statement of operations and comprehensive loss.

Financing Activities and Offering Costs

During the year ended December 31, 2020, we raised total proceeds of approximately $37.6 million, net of commissions and discounts before expenses, from the following activities:

During the year ended December 31, 2020, the Company completed private placements of our common stock to various investors in January 2020 and July 2020, for gross proceeds of $7.5 million and $4.0 million, respectively.  During the year ended December 31, 2019, we received gross proceeds of $13.8 million.  Additionally, in September 2020 we received gross proceeds of $2.0 million through an award from the Alzheimer’s Drug Discovery Foundation (“ADDF”), in the form of an investment in our common stock.

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

The Company has incurred certain costs in connection with its securities offerings with Jefferies and Keystone that occurred in 2020. The Company capitalizes such deferred offering costs, which consist of direct, incremental legal, professional, accounting, and other third-party fees. The deferred offering costs will be offset against offering proceeds upon the completion of an offering. Should the offering be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s condensed consolidated statement of operations and comprehensive loss. Accordingly, $713,000 of offering costs associated with the ATM Facility and Keystone were charged against paid in capital during the year ended December 31, 2020. There were no deferred offering costs on the consolidated balance sheet at December 31, 2020 or 2019.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2020 and 2019.

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

The Company’s derivative instrument related to certain features embedded within the Debenture is discussed in Note 9. The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are recognized in the Company’s consolidated statement of operations and comprehensive loss.

VACCINEX, INC.

Notes to Consolidated Financial Statements

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. There was no treasury stock repurchased for the years ended December 31, 2020 and 2019.

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

The Company also analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.  For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

VACCINEX, INC.

Notes to Consolidated Financial Statements

For a complete discussion of accounting for collaboration revenues, see Note 6, “Collaboration Agreements”.

Grant Revenue

From time to time, the Company receives certain grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. We recognize revenue from these contracts as we perform services under these arrangements when the funding is received. Revenues and related expenses are presented gross in the consolidated statements of operations and comprehensive loss as we have determined we control the arrangement as the primary obligor under the arrangements relative to the research and development services we perform.  During the year ended December 31, 2020 the Company recorded grant revenue related to funds received from the Alzheimer’s Association of $575,000.  No grant revenue was recorded for the year ended December 31, 2019.

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

Segment and Geographic Information

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of December 31, 2020, and 2019, all long-lived assets are located in the United States.

VACCINEX, INC.

Notes to Consolidated Financial Statements

Net Loss Per Share Attributable to Vaccinex, Inc. Common Stockholders

The Company calculates its basic and diluted net loss per share attributable to Vaccinex, Inc. common stockholders by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus common equivalent shares for the period, including any dilutive effect from such shares. Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.

For purposes of this calculation, stock options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Vaccinex, Inc. common stockholders as their effect is anti-dilutive.

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

The Company has substantially completed its evaluation of the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.

The Company believes the largest impact will be the recognition of right-of-use assets and lease liabilities on the consolidated balance sheets, as the Company’s lease portfolio primarily consists of an operating lease for its corporate headquarters in Rochester, New York.  The Company expects to recognize right-of-use assets and corresponding lease liabilities of approximately $.3 million at the date of adoption. The results of operations are not expected to change significantly as a result of adopting the new standard.  During the first quarter of fiscal 2021, the Company will finalize its accounting assessment and quantification of the impact of adoption on the Company’s financial statements and corresponding disclosures.

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

3.	BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019
Leasehold improvements	$3,174	$3,161
Research equipment	3,499	3,442
Furniture and fixtures	350	350
Computer equipment	273	214
Property and equipment, gross	7,296	7,167
Less: accumulated depreciation and amortization	(6,880)	(6,573)
Property and equipment, net	$416	$594

Depreciation expense related to property and equipment was $307,000 and $249,000 for the years ended December 31, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019

Accrued clinical trial cost	$987	$3,252
Accrued payroll and related benefits	428	262
Accrued consulting and legal	225	79
Accrued interest	250	-
Accrued other	47	77
Accrued expenses	$1,937	$3,670

VACCINEX, INC.

Notes to Consolidated Financial Statements

4.FAIR VALUE OF FINANCIAL MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recorded at fair value on a nonrecurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Cash, accounts receivable, accounts payable, accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards also apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its cash equivalents deposited in money market funds and derivative instruments. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,026	$1,026	$-	$-
Total Financial Assets	$1,026	$1,026	$-	$-

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,464	$1,464	$-	$-
Total Financial Assets	$1,464	$1,464	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2020 and 2019.

The Debenture, as discussed in Note 9, contains embedded derivative features that are required to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the Consolidated Statement of Operations and Comprehensive Loss. The Company uses a binomial lattice valuation model to derive the value of the embedded derivative features, which initially valued the bifurcated embedded derivative at $65,000.  The fair value of the derivative liability is $0 at December 31, 2020.  Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the credit spread.  The first three aforementioned inputs are based on observable market data and are considered Level 1 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  This fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

VACCINEX, INC.

Notes to Consolidated Financial Statements

5.	LICENSE AND SERVICES AGREEMENT

VX3 (DE) LP, a Delaware limited partnership (VX3), was established in October 2017 by a group of Canadian investors including our majority stockholder FCMI Parent Co. (“FMCI Parent”), with capital contributions recorded as non-controlling interests of $23.9 million. VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, our most advanced product candidate.

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada and, in return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement.  No amounts were received under the VX3 license agreement for the years ended December 31, 2020 and 2019, respectively. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company will carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings including the consummation of an initial public offering by the Company, uncured failure of VX3 to make any payment due under the Services Agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon an uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, the Company will issue to VX3 or its designees the number of shares of the Company’s common stock equal to the lesser of (1) the aggregate of all payments made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of the Company’s common stock.

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controlled 90% of VX3’s voting interest as of December 31, 2020 and 2019. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s consolidated financial statements accordingly.

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

No amounts were received under the VX3 license or services agreement for the years ended December 31, 2020 and 2019, respectively.  Noncontrolling equity interests do not participate in a proportionate share of the Company’s net losses for the year ended December 31, 2020 or December 31, 2019, respectively, pursuant to the aforementioned partnership, license, services and exchange agreements.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments.  We have invoiced for service fee payments of $0 and $123,276 for work conducted under the agreement for the years ended December 31, 2020 and 2019, respectively. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2020, the Company recorded $50,000 of revenue for an annual maintenance fee for the exclusive product license.  During the year ended December 31, 2019, the Company recorded $400,000 of revenue related to its agreement with Surface, of which $300,000 was due to the purchase by Surface of its exclusive product license option and $100,000 was for the exclusive research tool license.

7.	COMMITMENTS AND CONTINGENCIES

Sublicense Termination Payments

In 2006, the Company licensed certain technology to EUSA Pharma SAS (“EUSA”) and in 2008, this technology was sublicensed by EUSA to Glaxo Group Limited (“GSK”) for development. GSK terminated its sub-license with EUSA in March 2010 and ownership of the technology reverted back to the Company. The Company may be required to pay EUSA up to $25.5 million plus ongoing royalty payments of 1% of net sales upon the occurrence of certain events involving the previously licensed technology, including Phase 3 clinical trial, FDA acceptance and approval and product sales. The Company is not planning any further commercialization efforts related to the previously licensed technology, and therefore does not anticipate any of the above-described amounts will be paid.

Operating Lease

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. Following entry into a lease extension agreement in August 2020, the lease agreement requires monthly rental payments of $14,511 through October 31, 2022. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility.

As of December 31, 2020, the future minimum payments for the operating leases total $174,132 in 2021 and $145,110 for 2022.

Rent expense incurred under the operating lease for each of the years ended December 31, 2020 and 2019 was $169,000 and $168,000 respectively and is a component of general and administrative expense.

VACCINEX, INC.

Notes to Consolidated Financial Statements

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2020, and 2019, the Company was not involved in any material legal proceedings.

8.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600.  The PPP Loan matures on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. The PPP Loan may be repaid at any time prior to maturity without incurring prepayment penalties.  Pursuant to the CARES Act, all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, subject to certain conditions.  The Company has sought forgiveness for this loan, but until such forgiveness is granted the loan has been recorded as long-term debt and related interest has been accrued accordingly. As of December 31, 2020, the Company has reflected accrued interest and interest expense of $7,400 within its consolidated balance sheet and statement of operations and comprehensive loss, respectively.

9.      CONVERTIBLE DEBENTURE

The senior secured convertible debt comprises the following (in thousands):

	As of December 31, 2020	As of December 31, 2019
Senior secured convertible debenture	$8,531	$-
Unamortized original issuance discount and debt issuance costs	(458)	-
Total convertible debt	$8,074	$-

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

The Debenture also provides that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture (“Mandatory Redemption”). Any redemption in this circumstance will be at the election of the holder.   Consistent with the Optional Conversion or Optional Redemption provisions, the Mandatory Redemption is subject to the Interest Make-Whole.  During the year ended December 31, 2020, the Company made payments under the Mandatory Redemption provision totaling $116,329 consisting of $108,719 for principal repayments and $7,610 for accrued and make-whole interest.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

The Company incurred $50,000 in fees paid to 3i in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortizes the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate is 16.54%. Total interest expense under the Senior Secured Convertible Debenture for the year ended December 31, 2020 was $554,303, prior to impact of change in fair value of derivative liability.

The fair value of the derivative liability as of December 31, 2020 was $0. The Company recorded the change in the fair value of $65,000 as a reduction to interest expense in its consolidated statement of operations and comprehensive loss.

10.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of December 31, 2020	As of December 31, 2019
Shares underlying outstanding stock options	832,868	579,731
Shares available for future stock option grants	267,275	230,952
Exchange of Vaccinex Products, LP units	1,147,259	1,173,500
Conversion of VX3 units	1,318,797	1,318,797
Total shares of common stock reserved	3,566,199	3,302,980

During the years ended December 31, 2020 and 2019, 26,241 and 29,066 units, respectively, of Vaccinex Products, LP were exchanged for shares of the Company’s common stock at par value of $0.0001 per share.

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2019	405,683	$9.69	6.5	$-
Granted	203,936	5.02
Exercised	-	-		$-
Canceled	(29,888)	9.86
Balance as of December 31, 2019	579,731	8.04	7.0	$120
Granted	330,845	4.45
Exercised	(3,783)	5.11		$3
Canceled	(73,925)	5.82
Balance as of December 31, 2020	832,868	$6.83	6.9	$2
Exercisable as of December 31, 2020	577,006	$7.68	6.3	$2

The weighted-average grant date fair value of stock options granted to employees and directors for the years ended December 31, 2020 and 2019 was $2.70 and $3.35 per share, respectively. The aggregate grant date fair value of stock options that vested during the years ended December 31, 2020 and 2019 was $732,408 and $161,613, respectively.

VACCINEX, INC.

Notes to Consolidated Financial Statements

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2020 and 2019. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.  The intrinsic value of exercisable awards at December 31, 2020 was $2,212.

As of December 31, 2020, and 2019, total unrecognized compensation cost related to stock options granted to employees was $628,036 and $627,129, respectively, which is expected to be recognized over a weighted-average period of 2.5 and 2.4 years, respectively.

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

Expected Term

The expected term represents the period that the Company’s stock option awards are expected to be outstanding. Stock options granted have a maximum contractual life of 10 years. The Company estimates the expected term of the stock option to be 6.3 years based on historical data on employee exercises and post-vesting employment termination behavior.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.3	6.0
Expected volatility	75%	75%
Risk-free interest rate	0.9%	2.5%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$129	$100
General and administrative	603	347
Total stock-based compensation expense	$732	$447

12.	INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2020 and 2019. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of December 31, 2020.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.1	5.1
Research and development credit, net	8.2	10.9
Non-deductible items and others	(0.2)	0.1
Change in valuation allowance	(34.1)	(37.1)
Total	0.0%	0.0%

VACCINEX, INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$67,737	$60,467
Research and development tax credits	20,513	18,161
Depreciation and amortization	424	439
Reserves and accruals	229	168
Other	381	274
Total deferred tax assets	89,284	79,509
Less: valuation allowance	(89,284)	(79,509)
Net deferred tax assets	-	-
Deferred tax liability:
Net deferred tax assets and liability	$-	$-

The Company’s valuation allowance increased by $9.8 million and by $11.8 million for the years ended December 31, 2020 and 2019, respectively, in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2019 and 2018. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance and the realization of the Company’s deferred tax assets.

As of December 31, 2020, the Company had federal and state operating loss carryforwards of $257.0 million and $268.1 million, which begin to expire in the years ending December 31, 2024 and 2034, respectively. The Company had federal research and development tax credit carryforwards of $20.5 million as of December 31, 2020. This credit begins to expire in the year ending December 31, 2021.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the IRC), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state jurisdictions. The tax years from January 1, 2017 to December 31, 2020 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2020, and 2019, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

VACCINEX, INC.

Notes to Consolidated Financial Statements

13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	766,638	555,611
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,164,791	1,197,479
Contingently issuable common stock upon exchange of VX3 units	1,318,797	1,318,797

14.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 31, 2020 and 2019, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

15.	RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company also leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $169,000 and $168,000, respectively, for each of the years ended December 31, 2020 and 2019.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. The Company received service fee payments of $0 and $123,276 for work conducted under the agreement for the years ended December 31, 2020 and 2019, respectively. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2020, the Company recorded $50,000 of revenue as an annual maintenance fee for the exclusive product license. During the year ended December 31, 2019, the Company recorded $400,000 of revenue related to its agreement with Surface, of which $300,000 was due to the purchase by Surface of its exclusive product license option and $100,000 was for an exclusive research tool license.

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

On July 9, 2020, the Company entered into a stock purchase agreement (the “July 2020 Stock Purchase Agreement”) with Friedberg Global-Macro Hedge Fund, Ltd. (the “Investor”), pursuant to which the Company issued and sold to the Investor 1,126,760 shares (the “Shares”) of the Company’s common stock, at a purchase price of $3.55 per Share (the “Private Placement”), for gross proceeds of $4.0 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls Friedberg Mercantile Group, the investment manager of the Investor, which exercises voting and dispositive power over shares held directly by the Investor.  The closing of the Private Placement occurred on July 10, 2020.  The

VACCINEX, INC.

Notes to Consolidated Financial Statements

Company intends to use the net proceeds from the Private Placement to fund the ongoing development of pepinemab, the Company’s lead product candidate, and for working capital and general corporate purposes.  Also, on July 10, 2020, the Company entered into a registration rights agreement with the Investor, pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-246326), declared effective on August 25, 2020, to register the resale of the Shares.

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

16.	SUBSEQUENT EVENT

In January 2021, the Company sold 522,272 shares of the Company’s common stock at a weighted average price of $2.58 through the Open Market Sale Agreement, for net proceeds of $1.3 million.

In February 2021, the Company sold 5,415,628 shares of the Company’s common stock at a weighted average price of $5.82 through the Open Market Sale Agreement, for net proceeds of $30.6 million.

In January and February 2021, the Company made payments under the Mandatory Redemption provision of the Debenture totaling $6,372,575, consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.

In March 2021, one VX3 partner exchanged its partnership interests in VX3, for 109,900 shares of the Company’s common stock.