Form 10-Q
period 2021-03-31
VACCINEX, INC.
filed 2021-05-17
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the registrant had 28,450,626 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$29,389	$10,596
Accounts receivable	8	157
Prepaid expenses and other current assets	916	533
Total current assets	30,313	11,286
Property and equipment, net	371	416
TOTAL ASSETS	$30,684	$11,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,246	$3,169
Accrued expenses	1,229	1,937
Senior secured convertible debt, net	2,294	8,074
Total current liabilities	6,769	13,180
Long-term debt	1,134	1,134
TOTAL LIABILITIES	7,903	14,314
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2021, and December 31, 2020; 28,445,806 and 22,388,027 shares issued as of March 31, 2021 and December 31, 2020, respectively; 28,444,954 and 22,387,175 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	284,881	250,914
Treasury stock, at cost; 852 shares of common stock as of March 31, 2021 and December 31, 2020, respectively	(11)	(11)
Accumulated deficit	(284,055)	(277,481)
Total Vaccinex, Inc. stockholders’ equity (deficit)	818	(26,575)
Noncontrolling interests	21,963	23,963
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,781	(2,612)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,684	$11,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$850	$-
Costs and expenses:
Research and development	5,513	5,409
General and administrative	1,577	1,750
Total costs and expenses	7,090	7,159
Loss from operations	(6,240)	(7,159)
Interest expense	(332)	-
Other income (expense), net	(2)	10
Loss before provision for income taxes	(6,574)	(7,149)
Provision for income taxes	-	-
Net loss	(6,574)	(7,149)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(6,574)	$(7,149)
Comprehensive loss	$(6,574)	$(7,149)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.26)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	25,216,788	16,001,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
Balance as of January 1, 2020	14,887,999	$1	$222,403	852	$(11)	$(248,630)	$(26,237)	$23,963	$(2,274)
Issuance of Common Shares	1,468,563	1	7,475	—	—	—	7,476	—	7,476
Stock-based compensation	20,000	—	204	—	—	—	204	—	204
Exercise of stock options	1,025	—	4	—	—	—	4	—	4
Net loss	—	—	—	—	—	(7,149)	(7,149)	—	(7,149)
Balance as of March 31, 2020	16,377,587	$2	$230,086	852	$(11)	$(255,779)	$(25,702)	$23,963	$(1,739)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)
Issuance of Common Shares	5,937,900	—	31,863	—	—	—	31,863	—	31,863
Stock-based compensation	—	—	104	—	—	—	104	—	104
Shares issued for compensation	9,979	—	—	—	—	—	—	—	—
Exchange of VX3 Units for common shares	109,900	—	2,000	—	—	—	2,000	(2,000)	—
Net loss	—	—	—	—	—	(6,574)	(6,574)	—	(6,574)
Balance as of March 31, 2021	28,445,806	$3	$284,881	852	$(11)	$(284,055)	$818	$21,963	$22,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,574)	$(7,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55	75
Debt related charges included in interest expense	176	-
Stock-based compensation	104	204
Changes in operating assets and liabilities:
Accounts receivable	149	130
Prepaid expenses and other current assets	(383)	(380)
Accounts payable	70	(3)
Accrued expenses	(711)	(387)
Net cash used in operating activities	(7,114)	(7,510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(254)
Net cash used in investing activities	-	(254)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	31,863	-
Redemption of convertible debt	(5,956)	-
Proceeds from private offering of common stock	-	7,475
Proceeds from exercise of stock options	-	4
Net cash provided by financing activities	25,907	7,479
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,793	(285)
CASH AND CASH EQUIVALENTS–Beginning of period	10,596	2,776
CASH AND CASH EQUIVALENTS–End of period	$29,389	$2,491
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$10	$(161)
Deferred offering costs in prepaid assets and accrued liabilities	$-	$40
Deferred offering costs in prepaid assets and accounts payable	$-	$253

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

Vaccinex, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware in April 2001 and is headquartered in Rochester, New York. The Company is a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. Since its inception, the Company has devoted substantially all of its efforts toward product research, manufacturing and clinical development, and raising capital.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $7.1 million and $7.5 million for the three months ended March 31, 2021 and 2020, respectively, and an accumulated deficit of $284.1 million and $277.5 million as of March 31, 2021 and December 31, 2020, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed consolidated financial statements are issued.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Pandemic

In order to mitigate the spread of COVID-19, governments have at times imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The Company has complied with state reopening guidance and has allowed research and development staff to begin working in the laboratory when necessary and using recommended health and safety precautions.  The COVID-19 pandemic has impacted the expected timing of the Company’s clinical trials, the economy, the biotechnology industry, and the Company’s business. For example, the Company previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date has been delayed until the first half of 2021. In addition, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received a loan from the Small Business Administration’s (the SBA’s) Paycheck Protection Program (the “PPP Loan”).  The Company may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact its business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. As of March 31, 2021, and 2020, the Company’s accounts include Vaccinex Products, LP, a Delaware limited partnership (Vaccinex Products), and VX3 (DE) LP, a Delaware limited partnership (VX3). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit).  The Company presents the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party (VX3), and as a separate component within its consolidated statements of operations and comprehensive loss. The financial position of Vaccinex Products and VX3 were not material as of March 31, 2021 and 2020, and there were no gains or losses for Vaccinex Products or VX3 for the three months ended March 31, 2021 and 2020. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Intercompany transactions and balances have been fully eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

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

Deferred Offering Costs

The Company has incurred certain costs in connection with its securities offerings with Jefferies LLC (“Jefferies”) and Keystone Capital Partners, LLC (“Keystone”). The Company capitalizes such deferred offering costs, which consist of direct, incremental legal, professional, accounting, and other third-party fees. The deferred offering costs are offset against offering proceeds upon the completion of an offering. Should the offering be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s condensed consolidated statement of operations and comprehensive loss. There were no deferred offering costs on the condensed consolidated balance sheet at March 31, 2021.

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

The Company’s derivative instrument related to certain features embedded within the Company’s 7% Original Issue Discount Senior Secured Convertible Debenture (“the Debenture”) is discussed in Note 9. The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are included in interest expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The standard is effective for interim and annual periods beginning after December 15, 2022 with early adoption permitted. Based on the composition of the Company’s financial assets, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02), which requires a lessee to recognize in its consolidated balance sheet a liability to make lease payments and also a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, requiring the use of a modified retrospective transition approach. In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements to ASC 842, Leases, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company has elected this new transition approach using the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in Accounting Standards Codification (“ASC”) 840, Leases.

The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.

As an emerging growth company, the Company is not required to reflect the effects of adoption in its consolidated financial statements until it files its annual report for the fiscal year ending December 31, 2021. The Company, however, has evaluated the impact of the new standard on its consolidated financial statements and related disclosures, concluding that the impact will result in the recognition of an operating lease right-of-use asset and corresponding lease obligation on the Company’s consolidated balance sheet as of January 1, 2021 in the amount of approximately $0.3 million, relating to the Company’s lease for its corporate headquarters in Rochester, New York.

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Leasehold improvements	$3,184	$3,174
Research equipment	3,499	3,499
Furniture and fixtures	350	350
Computer equipment	273	273
Property and equipment, gross	7,306	7,296
Less: accumulated depreciation and amortization	(6,935)	(6,880)
Property and equipment, net	$371	$416

Depreciation expense related to property and equipment was $55,000 and $75,000 for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020

Accrued clinical trial cost	$689	$987
Accrued payroll and related benefits	446	428
Accrued consulting and legal	59	225
Accrued interest	10	250
Accrued other	25	47
Accrued expenses	$1,229	$1,937

Note 4.	FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$426	$426	$-	$-
Total Financial Assets	$426	$426	$-	$-

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,026	$1,026	$-	$-
Total Financial Assets	$1,026	$1,026	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the three months ended March 31, 2021 and 2020.

The Debenture, as discussed in Note 9, contains embedded derivative features that are required to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company uses a binomial lattice valuation model to derive the value of the embedded derivative features, which initially valued the bifurcated embedded derivative at $65,000.  The fair value of the derivative liability is $0 at March 31, 2021 and December 31, 2020.  Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the credit spread.  The first three aforementioned inputs are based on observable market data and are considered Level 1 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  This fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

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

The Company has a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and which controlled 98% of VX3’s voting interest as of March 31, 2021. VX3 does not have any business operations or generate any income or expenses and is primarily a funding mechanism specifically for the benefit of the Company, as its only activities consist of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it is the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

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

In March 2021, one VX3 partner exchanged its partnership interest in VX3 for 109,900 shares of the Company’s common stock. This exchange resulted in a non-cash transaction, increasing additional paid in capital and decreasing noncontrolling interests by $2.0 million, respectively, in the Company’s consolidated condensed financial statements for the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements.  Noncontrolling equity interests do not participate in a proportionate share of the Company’s net losses for the three months ended March 31, 2021 or 2020 pursuant to the aforementioned partnership, license, services and exchange agreements.

Note 6.	COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also may grant Surface a non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. During the three months ended March 31, 2021, the Company recorded $850,000 of revenue related to its agreement with Surface, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

Under the agreement, Surface may purchase exclusive options, exercisable by providing a written notice to the Company, to obtain (i) an exclusive product license to make, use, sell and import products incorporating antibodies targeting the first antigen and (ii) an exclusive research tool license to use antibodies targeting the second antigen to perform research.  Surface purchased the first option and exercised the second option and the Company entered into an exclusive research tool license agreement with Surface in the third quarter of 2019.  In the three months ended March 31, 2021 $850,000 of license revenue was recorded related to the first antigen.

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

Operating Lease

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. The lease agreement required monthly rental payments of $14,000 through October 31, 2020. The Company entered into a lease extension in August 2020, which requires monthly rental payments of $14,511 commencing November 2020 continuing through October 2022. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility.

As of March 31, 2021, the future minimum payments for the operating lease are $130,599 in 2021, and $145,110 in 2022.

Rent expense incurred under the operating lease was $44,000 and $42,000 for the three months ended March 31, 2021 and 2020, respectively.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2021, and December 31, 2020, the Company was not involved in any material legal proceedings.

Note 8.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan matures on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. The PPP Loan may be repaid at any time prior to maturity without incurring prepayment penalties.  Pursuant to the CARES Act, all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, subject to certain conditions.  The Company has applied for forgiveness of the PPP Loan and is awaiting a response from the SBA, but until such forgiveness is granted the loan has been recorded as long-term debt and related interest has been accrued accordingly. As of March 31, 2021, the Company has reflected accrued interest of $10,000 within its condensed consolidated balance sheet and recorded interest expense of $3,000 for the three months ended March 31, 2021 on its condensed statement of operations and comprehensive loss.

Note 9. CONVERTIBLE DEBENTURE

The senior secured convertible debt comprises the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Senior secured convertible debenture	$2,576	$8,531
Unamortized original issuance discount and debt issuance costs	(282)	(458)
Total convertible debt	$2,294	$8,074

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

The Debenture also provides that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture (“Mandatory Redemption”). Any redemption in this circumstance will be at the election of the holder.   Consistent with the Optional Conversion or Optional Redemption provisions, the Mandatory Redemption is subject to the Interest Make-Whole.  During the three-month period ended March 31, 2021, the Company made payments under the Mandatory Redemption provision totaling $6,372,575 consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.

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

The Company incurred $50,000 in fees paid to 3i in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortizes the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate is 16.54%. Total interest expense under the Senior Secured Convertible Debenture for the three months ended March 31, 2021 was $150,545.

Note 10.  COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of March 31, 2021	As of December 31, 2020
Shares underlying outstanding stock options	827,654	832,868
Shares available for future stock option grants	720,233	267,275
Exchange of Vaccinex Products, LP units	1,147,259	1,147,259
Conversion of VX3 units	1,208,897	1,318,797
Total shares of common stock reserved	3,904,043	3,566,199

During the three months ended March 31, 2021, 109,900 units of VX3 were exchanged for shares of the Company’s common stock at par value of $0.0001 per share.

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

The Company initially reserved 425,000 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31st of the immediately preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2021, 447,744 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	832,868	$6.83	6.9	$2
Granted	10,535	3.40
Exercised	-	-
Forfeited	(15,749)	5.00
Balance as of March 31, 2021	827,654	$6.82	6.7	$15
Exercisable as of March 31, 2021	624,737	$7.53	6.2	$15

The weighted-average grant date fair value of stock options granted to employees and directors for the three months ended March 31, 2021 and 2020 was $2.23 per share and $3.52 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was $230,176 and $201,702, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2021 and December 31, 2020. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of March 31, 2021 and December 31, 2020, total unrecognized compensation cost related to stock options granted to employees was $539,948 and $628,036, respectively, which is expected to be recognized over a weighted-average period of 2.35 and 2.5 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	0.5%	1.5%
Expected dividend yield	-%	-%

In March 2020, the Company issued 20,000 shares of common stock as compensation for administrative fees incurred in connection with entering into a purchase agreement with Keystone. Pursuant to the terms of the Purchase Agreement, Keystone has agreed to purchase up to $5,000,000 of shares of the Company’s common stock. At the time of issuance, the fair market value of the shares was $4.00, and, as a result, $80,000 was included in general and administrative expenses for the three months ended March 31, 2020.  In January and February 2021, respectively, the Company issued 6,137 and 3,842 shares of the Company’s common stock, respectively to Angel Pond LLC as compensation for a consulting agreement.  At the time of issuance, the fair market value of the shares was $2.44 and $3.90, respectively, and as a result $30,000 was included in general and administrative expenses in the three months ended March 31, 2021.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$28	$21
General and administrative	76	183
Total stock-based compensation expense	$104	$204

Note 12.	INCOME TAXES

No provision for income taxes was recorded in either of the three months ended March 31, 2021 and 2020. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2021.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 31, 2021 and December 31, 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

In response to the COVID-19 pandemic, federal, state and local governments at various times enacted relief measures to provide aid and economic stimulus.  These measures included deferring the due dates of tax payments or other changes to income and non-income-based tax laws.  For the three months ended March 31, 2021 and 2020, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures.  The Company continues to monitor for additional developments and for guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other governmental bodies.

Note 13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	826,748	601,415
Contingently issuable common stock upon exchange of Vaccinex Products, LP units	1,147,259	1,173,500
Contingently issuable common stock upon exchange of VX3 units	1,309,028	1,318,797

Note 14.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of March 31, 2021 and December 31, 2020, all long-lived assets are located in the United States.

Note 15.	RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $44,000 and $42,000 for the three months ended March 31, 2021 and 2020, respectively.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. During the three months ended March 31, 2021, the Company recorded $850,000 of revenue related to its agreement with Surface, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or the Annual Report.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. We reported a net loss of $6.6 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $29.4 million and $10.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed consolidated financial statements. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent  and (ii) entered into a Purchase Agreement with Keystone Capital Partners, LLC, or Keystone, pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock at our direction from time to time.  In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies.  During the three months ended March 31, 2021 5,937,900 sharers were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commission. Our cash and cash equivalents were $29.4 million and total current assets were $30.3 million at March 31, 2021, which will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance, see Note 1 of our unaudited condensed consolidated financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

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

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the three months ended March 31, 2021 we generated a limited amount of license fee revenue from our collaboration agreement with Surface Oncology.

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

	Three Months Ended March 31,
	2021		2020
	(in thousands)%		(in thousands)%
Clinical trial costs	$3,690	67%	$3,517	65%
Wages, benefits, and related costs	1,042	19%	1,037	19%
Preclinical supplies and equipment depreciation	503	9%	484	9%
Consulting, non-clinical trial services, and other	278	5%	371	7%
Total research and development expenses	$5,513		$5,409

We expense research and development costs as incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple of our product programs under research and development.

Our current research and development activities primarily relate to clinical development in the following indications:

•

Huntington’s Disease (HD). We evaluated pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020.  Although the study did not meet its prespecified primary endpoints, it provided important new information that is likely to influence the design of further studies. The study results provided promising indications of cognitive benefit to patients treated with pepinemab and suggested that clinically meaningful outcomes might be more readily observed in patients who were somewhat more advanced in disease progression. The Company is engaged in potential partnering discussions for a further study in Huntington’s disease while laying a foundation in an early-stage study in Alzheimer’s disease for potential further development in that indication.

•

Head & Neck Squamous Cell Carcinoma (HNSCC). Based on encouraging results from our CLASSICAL-Lung study of the combination of pepinemab and avelumab, a checkpoint inhibitor, in Non-Small Cell Lung Cancer (NSCLC), we have entered into a collaboration with an affiliate of Merck & Co, (also known as Merck, Sharp & Dohme) to test the combination of pepinemab with Keytruda® in front-line HNSCC.  We believe this indication may be particularly well-suited to the mechanism of action of pepinemab as we and others have found that semaphorin 4D (SEMA4D) is highly expressed in many HNSCC cancers and gives rise to myeloid derived suppressive cells (MDSC) that interfere with the activity pf the immune system to eradicate cancer.  Blocking SEMA4D could, therefore, potentially expand the benefits of immunotherapy to patients.

•

Cancer Studies.  Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or IST’s, for osteosarcoma and melanoma, and in multiple “window of opportunity” studies in additional cancer indications.

•

Alzheimer’s Disease.  Given the current escalation in the COVID-19 pandemic, we are delaying plans to initiate a clinical trial of pepinemab in Alzheimer’s disease until mid-2021 with a study design that is based, in part, on knowledge gained from the SIGNAL trial in Huntington’s disease.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$850	$-
Costs and expenses:
Research and development	5,513	5,409
General and administrative	1,577	1,750
Total costs and expenses	7,090	7,159
Loss from operations	(6,240)	(7,159)
Interest expense	(332)	-
Other (expense) income, net	(2)	10
Loss before provision for income taxes	(6,574)	(7,149)
Provision for income taxes	-	-
Net loss	(6,574)	(7,149)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc.	$(6,574)	$(7,149)

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

The $0.9 million revenue during the three months ended March 31, 2021 was due to product license fees from our collaboration agreement with Surface Oncology.

Operating Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$5,513	$5,409	$104	2%
General and administrative	1,577	1,750	(173)	(10)%
Total operating expenses	$7,090	$7,159	$(69)	(1)%

Research and Development. Research and development expenses in the three months ended March 31, 2021 increased by $0.1 million, or 2%, compared to the three months ended March 31, 2020. This increase was primarily attributable to increased manufacturing costs incurred in preparation for the SIGNAL-AD and HNSCC clinical trials, partially offset by reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL lung studies.

General and Administrative. General and administrative expenses in the three months ended March 31, 2021 increased by $0.2 million, or 10%, compared to the three months ended March 31, 2020. The decrease was due to decreased stock-based compensation and payroll costs related to decreased stock price and headcount reductions, partially offset by increased legal costs.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements.

In January 2020 and July 2020, we completed private placements of our common stock and received gross proceeds of $7.5 million and $4.0 million, respectively and in September 2020 we received gross proceeds of $2.0 million through an award from ADDF, in the form of an investment in our common stock. Additionally, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time and (ii) entered into a Purchase Agreement with Keystone pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time. In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the first quarter of 2021, 5,937,900 shares were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commission.  On August 3, 2020, we closed the Convertible Debt Financing discussed below for gross proceeds of $8.0 million.  In addition, on May 8, 2020, we received the PPP Loan in the amount of $1.1 million.

In August 2020, we entered into a Securities Purchase Agreement, or the SPA, with 3i, as collateral agent and purchaser. Pursuant to the SPA, on August 3, 2020, we issued our Debenture in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%. The Debenture will mature on August 3, 2021. The Debenture accrues interest at 7% per year and is convertible into shares of our common stock at a conversion price of $9.4125 per share, subject to certain customary adjustments. Subject to the satisfaction of certain conditions, at any time, we may elect to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued and unpaid interest on the amount being redeemed that would have accrued if the Debenture were held through the maturity date.  Our obligations under the Debenture can be accelerated upon the occurrence of certain customary events of default and are secured under a Security Agreement by a lien on substantially all of our assets, subject to certain exceptions.

The Debenture contains customary representations and warranties and affirmative and restrictive covenants, including limitations on indebtedness, liens, dispositions of assets, organizational document amendments, change of control transactions, stock repurchases, indebtedness repayments, dividends, affiliate transactions and certain other matters.  The Debenture also provides that in connection with future capital raising transactions, subject to certain exceptions, at the election of the holder we must use 20% of the funds raised to redeem amounts outstanding under the Debenture.  As of March 31, 2021 the Company has repaid $6.0 million of the principal amount of the Debenture, in accordance with the mandatory redemption terms.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of March 31, 2021 and December 31, 2020, our principal source of liquidity was cash and cash equivalents in the amount of $29.4 million and $10.6 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2021 and 2020, we reported a net loss of $6.6 million and $7.1 million, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $284.1 million and $277.5 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings, or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. We intend to use the net proceeds from our private placements, the agreements with Jefferies and Keystone, the Convertible Debt Financing, and the funding we received and expect to receive in 2021 from the Alzheimer’s Association and the ADDF to fund the ongoing development of pepinemab and for working capital and general corporate purposes.  We believe we have used the funds from the PPP Loan for loan forgiveness-eligible purposes under the CARES Act, including payroll, benefits, rent and utilities.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(7,114)	$(7,510)
Cash used in investing activities	-	(254)
Cash provided by financing activities	25,907	7,479

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

During the three months ended March 31, 2021, operating activities used $7.1 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $6.6 million.

During the three months ended March 31, 2020, operating activities used $7.5 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $7.1 million.

Investing Activities. Cash used in investing activities during the three months ended March 31, 2020 resulted from purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2021, financing activities provided a net of $25.9 million, of which $31.9 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement reduced by payments made under the Mandatory Redemption provision of the Debenture of $6.0 million.  During the three months ended March 31, 2020, financing activities provided a net of $7.5 million attributable to the private placement of common stock.

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

There have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Some of our employees are working remotely due to the COVID-19 pandemic.  However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report, and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Other than the addition of the text below, there have been no material changes from risk factors disclosed in the Annual Report.  See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

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

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our consolidated financial statements as of and for the year ended December 31, 2020, as discussed in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report. Our independent registered public accounting firm also noted this in their report issued on our consolidated financial statements for the years ended December 31, 2020, and 2019. Our cash and cash equivalents were $29.4 million and total current assets were $30.3 million at March 31, 2021, which we anticipate will be sufficient to fund our planned operations into the fourth quarter of 2022. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. For the foreseeable future, we will have to raise additional working capital to fund our operations. However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will need to complete additional financing transactions in order to continue operations. The potential financing activities described above may also not be sufficient in the near-term. Given, among other things, the current economic uncertainty associated with the COVID-19 pandemic, and our recent stock price performance, our arrangement with Jefferies and other financing strategies we may pursue may not be sufficient to fund our operations in the near term. There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or on favorable terms.

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

In late September 2020, we received topline data from our Phase 2 SIGNAL trial evaluating pepinemab for the treatment of Huntington’s Disease. The trial did not meet its prespecified primary endpoints.  Although the study results did provide clear and useful information for how to modify the study design for potential future success, the Company needs to evaluate the business opportunity and resources required in relation to other opportunities in Alzheimer’ disease and cancer.  The Phase 2 SIGNAL trial evaluating pepinemab for the treatment of Huntington’s Disease was our most advanced clinical trial and based on the Phase 2 results we are pursuing potential partnering opportunities.  If we do not receive definitive partnering interest, we may not continue to pursue clinical development for this indication.  If we cease to pursue the Huntington’s Disease indication, we may pursue clinical development of our other indications for pepinemab, which require significant additional development resources.  Pursuing these other indications will take a significant amount of time and capital to pursue and may not ultimately be successful.  This may require that we seek an early partnership or license selected assets to advance our business efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued 109,900 shares of its common stock to a unit holder of VX3 pursuant to an exchange agreement in exchange for units of VX3 at an exchange ratio of one VX3 unit for 0.05495 shares of the Company’s common stock. The shares were issued in reliance on Section 4(a)(2) of the Securities Act, as amended, as a transaction not involving a public offering.

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

Vaccinex, Inc.
(Registrant)

May 17, 2021	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

May 17, 2021	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)