Form 10-Q
period 2021-09-30
VACCINEX, INC.
filed 2021-11-08
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 30,801,110 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13,741	$10,596
Accounts receivable	50	157
Prepaid expenses and other current assets	1,071	533
Total current assets	14,862	11,286
Property and equipment, net	327	416
TOTAL ASSETS	$15,189	$11,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957	$3,169
Accrued expenses	1,208	1,937
Senior secured convertible debt, net	-	8,074
Total current liabilities	2,165	13,180
Long-term debt	1,134	1,134
TOTAL LIABILITIES	3,299	14,314
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2021, and December 31, 2020; 30,801,962 and 22,388,027 shares issued as of September 30, 2021 and December 31, 2020, respectively; 30,801,110 and 22,387,175 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	307,128	250,914
Treasury stock, at cost; 852 shares of common stock as of September 30, 2021 and December 31, 2020, respectively	(11)	(11)
Accumulated deficit	(295,230)	(277,481)
Total Vaccinex, Inc. stockholders’ equity (deficit)	11,890	(26,575)
Noncontrolling interests	-	23,963
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,890	(2,612)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,189	$11,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$50	$625	$900	$625
Costs and expenses:
Cost of revenue	-	2	-	2
Research and development	3,629	7,334	13,206	17,300
General and administrative	1,484	1,872	4,666	5,565
Total costs and expenses	5,113	9,208	17,872	22,867
Loss from operations	(5,063)	(8,583)	(16,972)	(22,242)
Interest expense	(142)	(148)	(825)	(150)
Other income (expense), net	(1)	(23)	48	(14)
Loss before provision for income taxes	(5,206)	(8,754)	(17,749)	(22,406)
Provision for income taxes	-	-	-	-
Net loss	(5,206)	(8,754)	(17,749)	(22,406)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(5,206)	$(8,754)	$(17,749)	$(22,406)
Comprehensive loss	$(5,206)	$(8,754)	$(17,749)	$(22,406)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.17)	$(0.44)	$(0.63)	$(1.27)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	30,801,110	20,074,726	28,198,559	17,587,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
Balance as of January 1, 2020	14,887,999	$1	$222,403	852	$(11)	$(248,630)	$(26,237)	$23,963	$(2,274)
Issuance of Common Shares	1,468,563	1	7,475	-	-	-	7,476	-	7,476
Stock-based compensation	20,000	-	204	-	-	-	204	-	204
Exercise of stock options	1,025	-	4	-	-	-	4	-	4
Net loss	-	-	-	-	-	(7,149)	(7,149)	-	(7,149)
Balance as of March 31, 2020	16,377,587	2	230,086	852	(11)	(255,779)	(25,702)	23,963	(1,739)
Issuance of common shares	642,112	-	2,296	-	-	-	2,296	-	2,296
Exchange of partnership units for common shares (Note 10)	4,125	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	366	-	-	-	366	-	366
Net loss	-	-	-	-	-	(6,501)	(6,501)	-	(6,501)
Balance as of June 30, 2020	17,023,824	2	232,748	852	(11)	(262,280)	(29,541)	23,963	(5,578)
Issuance of common shares	5,339,329	1	18,648	-	-	-	18,649	-	18,649
Common shares issuance costs	-	-	(659)	-	-	-	(659)	-	(659)
Exchange of Vaccinex Products LP Units for common shares	14,440	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	91	-	-	-	91	-	91
Exercise of stock options	2,758	-	15	-	-	-	15	-	15
Net loss	-	-	-	-	-	(8,754)	(8,754)	-	(8,754)
Balance as of September 30, 2020	22,380,351	$3	$250,843	852	$(11)	$(271,033)	$(20,198)	$23,963	$3,765

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)
Issuance of Common Shares	5,937,900	-	32,848	-	-	-	32,848	-	32,848
Common shares issuance costs	-	-	(985)	-	-	-	(985)	-	(985)
Stock-based compensation	-	-	104	-	-	-	104	-	104
Shares issued for compensation	9,979	-	-	-	-	-	-	-	-
Exchange of partnership units for common shares (Note 10)	109,900	-	2,000	-	-	-	2,000	(2,000)	-
Net loss	-	-	-	-	-	(6,574)	(6,574)	-	(6,574)
Balance as of March 31, 2021	28,445,806	3	284,881	852	(11)	(284,055)	818	21,963	22,781
Stock-based compensation	-	-	128	-	-	-	128	-	128
Exchange of partnership units for common shares (Note 10)	2,356,156	-	21,963	-	-	-	21,963	(21,963)	-
Net loss	-	-	-	-	-	(5,969)	(5,969)	-	(5,969)
Balance as of June 30, 2021	30,801,962	3	306,972	852	(11)	(290,024)	16,940	-	16,940
Stock-based compensation	-	-	156	-	-	-	156	-	156
Net loss	-	-	-	-	-	(5,206)	(5,206)	-	(5,206)
Balance as of September 30, 2021	30,801,962	$3	$307,128	852	$(11)	$(295,230)	$11,890	$-	$11,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,749)	$(22,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	237
Debt related charges included in interest expense	458	113
Stock-based compensation	388	661
Change in fair value of derivative liability	-	(65)
Changes in operating assets and liabilities:
Accounts receivable	107	455
Prepaid expenses and other current assets	(538)	(366)
Accounts payable	(2,220)	(202)
Accrued expenses	(729)	(692)
Net cash used in operating activities	(20,155)	(22,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	(291)
Net cash used in investing activities	(32)	(291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,848	17,000
Redemption of convertible debt	(8,531)	(108)
Payments of common stock issuance costs	(985)	(598)
Proceeds from private offering of common stock	-	11,475
Proceeds from issuance of convertible debt, net of discount	-	8,000
Payments of convertible debt issuance costs	-	(50)
Proceeds from long-term debt	-	1,134
Proceeds from exercise of stock options	-	19
Net cash provided by financing activities	23,332	36,872
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,145	14,316
CASH AND CASH EQUIVALENTS–Beginning of period	10,596	2,776
CASH AND CASH EQUIVALENTS–End of period	$13,741	$17,092
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$7	$(161)
Offering costs in accrued expenses	$-	$15
Offering costs in accounts payable	$-	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $20.2 million and $22.3 million for the nine months ended September 30, 2021, and 2020, respectively, and an accumulated deficit of $295.2 million and $277.5 million as of September 30, 2021, and December 31, 2020, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed consolidated financial statements are issued.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Pandemic

In order to mitigate the spread of COVID-19, governments have at times imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The Company has complied with state reopening guidance and has allowed research and development staff to begin working in the laboratory when necessary and using recommended health and safety precautions.  The COVID-19 pandemic has impacted the expected timing of the Company’s clinical trials, the economy, the biotechnology industry, and the Company’s business. For example, the Company previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020 but has only just commenced activating clinical sites to screen and enroll patients and have continued these efforts into the second half of 2021 (See Note 8).  In addition, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received a loan from the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP Loan”).  The Company may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact its business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. As of December 31, 2020, the Company’s accounts included Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”), and VX3 (DE) LP, a Delaware limited partnership (“VX3”). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary. During the nine months ended September 30, 2021 all remaining limited partnership interests in VX3 were exchanged for shares of our common stock in accordance with the terms of the respective exchange agreement (See Note 10 and Note 15). Vaccinex Products and VX3 were subsequently dissolved as of September 3, 2021 and accordingly no longer are included in the condensed consolidated financial statements. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit).  Prior to the exchange of partnership units for common shares (see Note 10) the Company presented the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party, and as a separate component within its consolidated statements of operations and comprehensive loss. The financial position of Vaccinex Products and VX3 were not material as of December 31, 2020, and there were no gains or losses for Vaccinex Products or VX3 for the nine month period ended September 30, 2021 and the three and nine month periods ended September 30, 2020. All intercompany transactions and balances have been eliminated.

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

The Company’s derivative instrument related to certain features embedded within the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture (“the Debenture”) is discussed in Note 9. The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are included in interest expense in the Company’s condensed consolidated statement of operations and comprehensive loss, as discussed in Note 4.

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

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Leasehold improvements	$3,201	$3,174
Research equipment	3,499	3,499
Furniture and fixtures	350	350
Computer equipment	285	273
Property and equipment, gross	7,335	7,296
Less: accumulated depreciation and amortization	(7,008)	(6,880)
Property and equipment, net	$327	$416

Depreciation expense related to property and equipment was $37,000 and $128,000 for the three and nine months ended September 30, 2021 and $74,000 and $237,000 for the three and nine months ended September 30, 2020, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020

Accrued clinical trial cost	$662	$987
Accrued payroll and related benefits	418	428
Accrued consulting and legal	88	225
Accrued interest	16	250
Accrued other	24	47
Accrued expenses	$1,208	$1,937

Note 4.	FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$26	$26	$-	$-
Total Financial Assets	$26	$26	$-	$-

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,026	$1,026	$-	$-
Total Financial Assets	$1,026	$1,026	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the nine months ended September 30, 2021 and 2020.

The Debenture, as discussed in Note 9, contains embedded derivative features that are required to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company uses a binomial lattice valuation model to derive the value of the embedded derivative features, which initially valued the bifurcated embedded derivative at $65,000.  The fair value of the derivative liability is $0 at December 31, 2020.  As of September 30, 2021, the debenture was repaid in full and accordingly no remaining derivative liability exists.  Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the credit spread.  The first three aforementioned inputs are based on observable market data and are considered Level 1 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  This fair value measurement is considered a Level 3 measurement within the fair value hierarchy.
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

During the nine months ended September 30, 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3 were exchanged for 1,318,797 shares of our common stock in accordance with the terms of the respective exchange agreement and Vaccinex Products and VX3 were dissolved as of September 3, 2021 (see Note 10 and Note 15).  There were no exchange transactions effected for the three months ended September 30, 2021.

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

For the three and nine month periods ended September 30, 2021 and 2020, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements.  Noncontrolling equity interests did not participate in a proportionate share of the Company’s net losses for the three and nine month periods ended September 30, 2021 or 2020 pursuant to the aforementioned partnership, license, services and exchange agreements.
Note 6.	COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also may grant Surface a non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. The Company recorded revenue of $50,000 for the three months and $900,000 for the nine months ended September 30, 2021, related to its agreement with Surface, $50,000 of which was for an annual maintenance fee for a product license and $850,000 which was for an exclusive product license. The Company recorded $50,000 of revenue in the three and nine months ended September 30, 2020 related to its agreement with Surface, all of which was for an annual maintenance fee for a product license.  This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

As of September 30, 2021, the future minimum payments for the operating lease are $43,533 in 2021, and $145,110 in 2022.

Rent expense incurred under the operating lease was $44,000 and $131,000 for the three and nine months ended September 30, 2021 and $42,000 and $126,000 for the three and nine months ended September 30, 2020, respectively.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2021, and December 31, 2020, the Company was not involved in any material legal proceedings.

Note 8.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan matures on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. The PPP Loan may be repaid at any time prior to maturity without incurring prepayment penalties.  Pursuant to the CARES Act, all or a portion of the PPP Loan may be forgiven if the PPP Loan is used for qualifying expenses as described in the CARES Act, subject to certain conditions.  The Company has applied for forgiveness of the PPP Loan and as of September 30, 2021 was awaiting a response from the SBA, but until such forgiveness is granted the loan has been recorded as long-term debt and related interest has been accrued accordingly (See Note 16). As of September 30, 2021, the Company has reflected accrued interest of $16,000 within its condensed consolidated balance sheet and recorded interest expense of $3,000 and $9,000 for the three and nine months ended September 30, 2021 on its condensed statement of operations and comprehensive loss. As of December 31, 2020, the Company has reflected accrued interest of $7,000 within its condensed consolidated balance sheet and recorded interest expense of $3,000 and $5,000 for the three and nine months ended September 30, 2020 within its condensed consolidated balance sheet and condensed statement of operations and comprehensive loss, respectively.

Note 9. CONVERTIBLE DEBENTURE

The senior secured convertible debt comprises the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Senior secured convertible debenture	$-	$8,531
Unamortized original issuance discount and debt issuance costs	-	(458)
Total convertible debt	$-	$8,074

On July 30, 2020, the Company consummated the Convertible Debt Financing pursuant to which the Company issued its Senior Secured Convertible Debenture in the principal amount of $8,640,000 for a purchase price of $8,000,000, which reflects an original issue discount of approximately 8% (the “Debenture”), issued pursuant to the Securities Purchase Agreement, dated as of July 30, 2020, with 3i, as collateral; agent (the “SPA”).  The maturity date of the Debenture was August 3, 2021, and the sale of the Debenture occurred on August 3, 2020.

The Debenture matured on the August 3, 2021. The Debenture accrued interest at 7% per year and was convertible into shares of common stock at the holder’s option, at a conversion price of $9.4125 per share, subject to certain customary adjustments (“Optional Conversion”).  If a holder elected to convert prior to maturity, the holder was entitled to a cash payment for interest that would have been earned by the holder through the original maturity of the Debenture (the “Interest Make-Whole”).

Subject to the satisfaction of certain conditions, at any time, the Company could elect to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued unpaid interest on the amount being redeemed and an amount due under the Interest Make-Whole (the “Optional Redemption”).

The Debenture also provided that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture (“Mandatory Redemption”). Any redemption in this circumstance was to be at the election of the holder.   Consistent with the Optional Conversion or Optional Redemption provisions, the Mandatory Redemption was subject to the Interest Make-Whole.  During the nine month period ended September 30, 2021, the Company made payments under the Mandatory Redemption provision totaling $6,372,575 consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.  During the three and nine month periods ended September 30, 2021, the Company recorded amortization expense of the original issue discount on the Debenture of $86,789 and $457,737, respectively which is reflected in interest expense on its condensed consolidated statement of operations and comprehensive loss.

The Debenture contained customary representations and warranties and affirmative and restrictive covenants, including limitations on indebtedness, liens, dispositions of assets, organizational document amendments, change of control transactions, stock repurchases, indebtedness repayments, dividends, affiliate transactions and certain other matters. The Company’s obligations under the Debenture could be accelerated upon the occurrence of certain customary events of default and are secured under a security agreement by a lien on substantially all of the Company’s assets, subject to certain exceptions.  In the event of default and acceleration of the Company’s obligations, the Company would have been required to pay the outstanding principal balance of the Debenture plus all accrued unpaid interest and amounts due under the Interest Make-Whole, subject to alternate payment in the event that the event of default prevented the holder from converting the Debenture or disposing of the shares issuable thereunder, and all other amounts due in respect of the Debenture.

If the Company, at any time while this Debenture was outstanding: (i) paid a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any common stock equivalents, (ii) subdivided outstanding shares of common stock into a larger number of shares, (iii) combined (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares or (iv) issued, in the event of a reclassification of shares of the common stock, any shares of capital stock of the Company, then the conversion price would be multiplied by a fraction, the numerator of which was to be the number of shares of common stock outstanding immediately before such event, and the denominator of which was to be the number of shares of common stock outstanding immediately after such event.

In addition to the adjustments above, if the Company granted, issued, or sold any common stock equivalents or rights to purchase stock, warrants, securities, or other property pro rata to the holders of any class of shares of common stock (the “Purchase Rights”), then upon subsequent conversion of the Debenture, the holder would be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete conversion of the Debenture immediately before such grant, issuance or sale of Purchase Rights.

The Company evaluated the Debenture and determined that the Interest Make-Whole feature and Optional Redemption meet the definition of an embedded derivative liability measured at fair value. On the issuance date, August 3, 2020, the fair value of the bifurcated embedded derivative liability was $65,000.

The Company incurred $50,000 in fees paid to 3i, LP (“3i”) in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortized the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate was 16.54%. Total interest expense under the Senior Secured

Convertible Debenture for the three and nine months ended September 30, 2021 was $52,000 and $358,000. As of August 3, 2021, the Company, repaid in full the Debenture by making a payment of $2,575,600 in principal and $180,292 in interest, representing all principal and interest due at maturity. The Company has no further obligation under the Debenture and incurred no early termination or prepayment penalties in connection with the repayment.

As result of the repayment of the Debenture, (i) the Security Agreement, dated as of July 31, 2020, between the Company and 3i, as collateral agent, pursuant to which the Company granted a security interest in certain assets of the Company as collateral to secure the Debenture, (ii) the Registration Rights Agreement, dated as of July 31, 2020, that provided for certain registration rights with respect to the shares of the Company’s common stock underlying the Debenture, and (iii) the SPA, were terminated.

Note 10.  COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of September 30, 2021	As of December 31, 2020
Shares underlying outstanding stock options	1,147,457	832,868
Shares available for future stock option grants	403,430	267,275
Exchange of Vaccinex Products, LP units	-	1,147,259
Exchange of VX3 units	-	1,318,797
Total shares of common stock reserved	1,550,887	3,566,199

During the nine months ended September 30, 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3, and Vaccinex Products were exchanged for 1,318,797 and 1,147,259 shares of the Company’s common stock at par value of $0.0001 per share in accordance with the terms of the respective exchange agreements (see Note 15). During the nine months ended September 30, 2020, 18,565 units of Vaccinex Products were exchanged for shares of the Company’s common stock at par value of $0.0001 per share.

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	832,868	$6.83	6.9	$2
Granted	334,088	2.53
Exercised	-	-
Forfeited	(19,499)	5.83
Balance as of September 30, 2021	1,147,457	$5.58	7.1	$5
Exercisable as of September 30, 2021	657,449	$7.28	5.9	$3

The weighted-average grant date fair value of stock options granted to employees and directors for the nine months ended September 30, 2021 and 2020 was $2.53 per share and $2.73 per share, respectively. The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $309,081 and $719,632, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2021 and December 31, 2020. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of September 30, 2021 and December 31, 2020, total unrecognized compensation cost related to stock options granted to employees was $778,278 and $926,591, respectively, which is expected to be recognized over a weighted-average period of 2.17 and 2.96 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	6.0	6.3
Expected volatility	75%	75%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	-%	-%

In March 2020, the Company issued 20,000 shares of common stock as compensation for administrative fees incurred in connection with entering into a purchase agreement with Keystone. Pursuant to the terms of the Purchase Agreement, Keystone has agreed to purchase up to $5,000,000 of shares of the Company’s common stock. At the time of issuance, the fair market value of the shares was $4.00, and, as a result, $80,000 was included in general and administrative expenses for the nine months ended September 30, 2020.  In January and February 2021, respectively, the Company issued 6,137 and 3,842 shares of the Company’s common stock, respectively to Angel

Pond LLC as compensation for a consulting agreement.  At the time of issuance, the fair market value of the shares was $2.44 and $3.90, respectively, and as a result $30,000 was included in general and administrative expenses in the nine months ended September 30, 2021.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$45	$37	$118	$96
General and administrative	111	54	270	565
Total stock-based compensation expense	$156	$91	$388	$661

Note 12.	INCOME TAXES

No provision for income taxes was recorded in either of the three or nine months periods ended September 30, 2021 and 2020. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2021 and December 31, 2020.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2021 and December 31, 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

In response to the COVID-19 pandemic, federal, state and local governments at various times enacted relief measures to provide aid and economic stimulus.  These measures included deferring the due dates of tax payments or other changes to income and non-income-based tax laws.  For the three and nine months ended September 30, 2021 and 2020, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures.  The Company continues to monitor for additional developments and for guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other governmental bodies.

Note 13.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	1,141,224	850,716	1,008,663	742,797
Contingently issuable common stock prior to exchange of Vaccinex Products, LP units	-	1,163,141	742,705	1,170,047
Contingently issuable common stock prior to exchange of VX3 units	-	1,318,797	817,167	1,318,797

Note 14.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of September 30, 2021 and December 31, 2020, all long-lived assets are located in the United States.

Note 15.	RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under the operating lease was $44,000 and $131,000 for the three and nine months ended September 30, 2021 and $42,000 and $126,000 for the three and nine months ended September 30, 2020, respectively.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chairman of the Board of Surface. During the three and nine month periods ended September 30, 2021, the Company recorded revenue related to this agreement of $50,000 and $900,000, respectively, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

As discussed in Note 10, during the nine months ended September 30, 2021, 1,318,797 units of VX3 and 1,147,259 units of Vaccinex Products were exchanged for shares of the Company’s common stock at par value of $0.0001 per share, of which (i) 1,180,051 shares are issuable upon exchange of units of VX3 owned directly by FCMI Parent Co., or FMCI Parent and (ii) 967,983 shares were exchanged of units of Vaccinex Products owned directly by FCMI Financial.

Note 16.  SUBSEQUENT EVENT

During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan.  The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan.  We have indicated to our intermediary lender that we intend to extend the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025.

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

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of head and neck cancer (or “HNSCC”), Huntington’s disease, and Alzheimer’s disease. Additionally, third party investigators are studying pepinemab in integrated biomarker “window of opportunity” studies in head and neck cancer and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform. In addition, we and our academic collaborators are using our Natural Killer T, or NKT, vaccine platform to discover product candidates that target and extend the activity of NKT cells. Our lead product candidate, pepinemab, is currently in clinical development for the treatment of HNSCC, Huntington’s disease, and Alzheimer’s disease, through our efforts or through investigator-sponsored trials, or ISTs. Our additional product candidates VX5 and VX25 are in earlier stages of development and were selected using our ActivMAb and NKT vaccine platforms, respectively. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. We reported a net loss of $5.2 million and $8.8 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $17.7 million and $22.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $13.7 million and $10.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed consolidated financial statements. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time through Jefferies as sales agent  and (ii) entered into a Purchase Agreement with Keystone Capital Partners, LLC, or Keystone, pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock at our direction from time to time.  In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the nine months ended September 30, 2021 5,937,900 shares were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commission. Our cash and cash equivalents were $13.7 million and total current assets were $14.9 million at September 30, 2021, which will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance. See Note 1 of our unaudited condensed consolidated financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact on our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated initiating a phase 1/2a trial of pepinemab in Alzheimer’s disease in mid-2020, as we announced in the second quarter, we had just commenced activating clinical sites to screen and enroll patients and continued these efforts into the second half of 2021. In addition, as discussed above, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan. We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the nine months ended September 30, 2021, we generated $900,000 of license fee revenue from our collaboration agreement with Surface Oncology.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$2,020	56%	$5,215	71%	$7,925	60%	$11,175	65%
Wages, benefits, and related costs	1,054	29%	1,118	15%	3,177	24%	3,319	19%
Preclinical supplies and equipment depreciation	402	11%	489	7%	1,403	11%	1,415	8%
Consulting, non-clinical trial services, and other	152	4%	512	7%	700	5%	1,391	8%
Total research and development expenses	$3,629		$7,334		$13,206		$17,300

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

•

Head & Neck Squamous Cell Carcinoma (HNSCC). Based on encouraging results from our CLASSICAL-Lung study of the combination of pepinemab and avelumab, a checkpoint inhibitor, in Non-Small Cell Lung Cancer (NSCLC), we have entered into a collaboration arrangement with an affiliate of Merck & Co, (also known as Merck, Sharp & Dohme) to test the combination of pepinemab with Keytruda® in front-line advanced recurrent or metastatic HNSCC.  We believe this indication may be particularly well-suited to the mechanism of action of pepinemab as we and others have found that semaphorin 4D (SEMA4D) is highly expressed in many HNSCC cancers and gives rise to myeloid derived suppressive cells (MDSC) that interfere with the ability of the immune system to eradicate cancer.  Blocking SEMA4D could, therefore, potentially expand the benefits of immunotherapy to patients.  Site activation and patient enrollment and screening has been initiated for this Phase 1b/2 clinical trial.

•

Cancer Studies.  Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or IST’s, in multiple integrated biomarker “window of opportunity” studies in head and neck cancer and melanoma studies.

•

Alzheimer’s Disease.  We have initiated patient screening and enrollment in a phase 1/2a study of pepinemab in 40 early AD patients randomized 1:1 drug to placebo.  The planned duration of treatment is 12 months and key efficacy endpoints include standardized measures of cognition, CDR-SB and ADAS-Cog 13, as well as FDG-PET, a biomarker that has been shown in multiple clinical studies to correlate with cognitive decline in AD and is a measure of clinical progression.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$50	$625	$900	$625
Costs and expenses:
Cost of revenue	-	2	-	2
Research and development	3,629	7,334	13,206	17,300
General and administrative	1,484	1,872	4,666	5,565
Total costs and expenses	5,113	9,208	17,872	22,867
Loss from operations	(5,063)	(8,583)	(16,972)	(22,242)
Interest expense	(142)	(148)	(825)	(150)
Other (expense) income, net	(1)	(23)	48	(14)
Loss before provision for income taxes	(5,206)	(8,754)	(17,749)	(22,406)
Provision for income taxes	-	-	-	-
Net loss	(5,206)	(8,754)	(17,749)	(22,406)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(5,206)	$(8,754)	$(17,749)	$(22,406)

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

The Company recorded $50,000 in revenue during the three months ended September 30, 2021 due to product license fees from our collaboration agreement with Surface Oncology.  The Company recorded $625,000 in revenue in the three months ended September 30, 2020 due to $50,000 of product license fees from our collaboration agreement with Surface Oncology and $575,000 in grant revenue from the Alzheimer’s Association Part the Cloud Program.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$3,629	$7,334	$(3,705)	(51)%
General and administrative	1,484	1,872	(388)	(21)%
Total operating expenses	$5,113	$9,206	$(4,093)	(44)%

Research and Development. Research and development expenses in the three months ended September 30, 2021 decreased by $3.7 million, or 51%, compared to the three months ended September 30, 2020. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL-Lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials.

General and Administrative. General and administrative expenses in the three months ended September 30, 2021 decreased by $388,000, or 21%, compared to the three months ended September 30, 2020. The decrease was primarily due to headcount reductions and lower stock-based compensation costs.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

The Company recorded $900,000 in revenue during the nine months ended September 30, 2021 due to product license fees from our collaboration agreement with Surface Oncology.  The Company recorded $625,000 in revenue in the nine months ended September 30, 2020 due to $50,000 of product license fees from our collaboration agreement with Surface Oncology and $575,000 in grant revenue from the Alzheimer’s Association Part the Cloud Program.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$13,206	$17,300	$(4,094)	(24)%
General and administrative	4,666	5,565	(899)	(16)%
Total operating expenses	$17,872	$22,865	$(4,993)	(22)%

Research and Development. Research and development expenses in the nine months ended September 30, 2021, decreased by $4.1 million, or 24%, compared to the nine months ended September 30, 2020. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials.

General and Administrative. General and administrative expenses in the nine months ended September 30, 2021, decreased by $900,000, or 16%, compared to the nine months ended September 30, 2020. The decrease was primarily due to headcount reductions and lower stock-based compensation costs.

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

In addition, on May 8, 2020, we received the PPP Loan in the amount of $1.1 million. During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan.  The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan.  We have indicated to our intermediary lender that we intend to extend the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025.

In August 2020, we entered into a Securities Purchase Agreement, or the SPA, with 3i, as collateral agent and purchaser. Pursuant to the SPA, on August 3, 2020, we issued our Debenture in the principal amount of $8.64 million for gross proceeds of $8.0 million, which reflects an original issue discount of approximately 8%. The Debenture matured on August 3, 2021. The Debenture accrued interest at 7% per year and was convertible into shares of our common stock at a conversion price of $9.4125 per share, subject to certain customary adjustments. Subject to the satisfaction of certain conditions, at any time, we could elect to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued and unpaid interest on the amount being redeemed that would have accrued if the Debenture were held through the maturity date.  Our obligations under the Debenture could be accelerated upon the occurrence of certain customary events of default and were secured under a Security Agreement by a lien on substantially all of our assets, subject to certain exceptions.

The Debenture contained customary representations and warranties and affirmative and restrictive covenants, including limitations on indebtedness, liens, dispositions of assets, organizational document amendments, change of control transactions, stock repurchases, indebtedness repayments, dividends, affiliate transactions and certain other matters.  The Debenture also provided that in connection with future capital raising transactions, subject to certain exceptions, at the election of the holder we must use 20% of the funds raised to redeem amounts outstanding under the Debenture.  As of June 30, 2021 the Company had repaid $6.0 million of the principal amount of the Debenture, in accordance with the mandatory redemption terms.  In August 2021 the Company made a payment of $2,755,895, representing all principal and interest due at maturity. The Company has no further obligation under the Debenture and incurred no early termination or prepayment penalties in connection with the repayment.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of September 30, 2021 and December 31, 2020, our principal source of liquidity was cash and cash equivalents in the amount of $13.7 million and $10.6 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended September 30, 2021 and 2020, we reported a net loss of $5.2 million and $8.8 million, respectively, and $17.7 million and $22.4 million for the nine months ended September 30, 2020 and 2021, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $295 million and $277.5 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(20,155)	$(22,265)
Cash used in investing activities	(32)	(291)
Cash provided by financing activities	23,332	36,872

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

During the nine months ended September 30, 2021 and 2020, operating activities used $17.7 million and $22.7 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $17.7 million and $22.4 million, respectively.

Investing Activities. Cash used in investing activities during the nine months ended September 30, 2021 resulted from purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2021, financing activities provided a net of $23.3 million, of which $31.9 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement reduced by payments made under the Mandatory Redemption provision of the Debenture of $6.0 million and payment of the remaining principal amount of the Debenture of $2.6 million.  During the nine months ended September 30, 2020, financing activities provided a net of $36.9 million, of which $11.4 million was attributable to the private placement of common stock, $15.0 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement and Purchase Agreement with Keystone, $7.8 million due to the issuance of Convertible Debt, $2.0 million from the Alzheimer’s Association Part the Cloud Program, and $1.1 million from long-term debt.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Some of our employees are working remotely due to the COVID-19 pandemic.  However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Other than the addition of the text below, there have been no material changes from risk factors disclosed in the Annual Report.  See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, if at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates and have identified conditions below that raise substantial doubt about our ability to continue as a going concern.

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our consolidated financial statements as of and for the year ended December 31, 2020, as discussed in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report. Our independent registered public accounting firm also noted this in their report issued on our consolidated financial statements for the years ended December 31, 2020, and 2019. Our cash and cash equivalents were $13.7 million and total current assets were $14.9 million at September 30, 2021, which the Company anticipates will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. For the foreseeable future, we will have to raise additional working capital to fund our operations. However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program. However, the PPP Loan was only sufficient to fund our payroll and other eligible expenses for a limited period of time. During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan.  The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan.  We have indicated to our intermediary lender that we intend to extend the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025.

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

Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates we may develop or in-license;
•	the number and characteristics of product candidates that we develop or in-license, if any;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological efforts and market developments, some of which may, however, be favorable to us;
•	our ability to establish collaborative arrangements to the extent necessary;
•	the economic and other terms, timing and success of any collaboration, licensing, distribution or other arrangements into which we may enter in the future;
•	revenues received from any product candidates that are approved; and
•	payments received under any current or future strategic partnerships.

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

101*

The following items from this Quarterly Report on Form 10-Q formatted in iXBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

November 8, 2021	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2021	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)