Form 10-K
period 2021-12-31
VACCINEX, INC.
filed 2022-03-31
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as computed by reference to the June 30, 2021 closing price reported by Nasdaq, was approximately $47,746,800

As of March 25, 2022, the Registrant had 42,664,051 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D (or SEMA4D) biology and that we are currently the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration and activation of immune and inflammatory cells at sites of injury, cancer or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab (also known as VX15/2503), an antibody that we believe exploits novel mechanisms of action. We are focused on the development of pepinemab for the treatment of certain cancer indications, in particular, head and neck squamous cell carcinoma, or HNSCC, as well as neurodegenerative diseases, including Huntington’s disease, or HD, and Alzheimer’s disease, or AD. Additionally, third party investigators are studying pepinemab in clinical trials in pancreatic and breast cancer as well as in “window of opportunity” studies in other indications. We have developed multiple proprietary platform technologies which have potential to develop product candidates against novel targets that could address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by currently available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform.

•

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various indications, including cancer and neuroinflammatory and neurodegenerative diseases. Pepinemab’s mechanisms of action block the SEMA4D signal and activate innate physiological mechanisms to respond to tumors or tissue injury. We first demonstrated in preclinical studies in animal models that the biological activities associated with an antibody blockade of SEMA4D can promote infiltration of activated immune cells while reducing immune suppression in tumors and the repair or prevention of neurological damage in neuroinflammatory and neurodegenerative diseases. A subsequent phase 2 clinical study of immunotherapy with pepinemab in combination with a checkpoint inhibitor (avelumab) supported increased benefit to patients with non-small cell lung cancer (NSCLC), and a recently completed phase 2 study of single agent pepinemab in Huntington’s disease indicated both cognitive benefit and a reduction in brain atrophy and reversal of disease-associated loss of brain metabolic activity.

•

Our ActivMAb® antibody discovery platform is a proprietary human antibody discovery platform based on a novel method for expressing large and diverse libraries of high affinity, full-length human monoclonal antibodies on the surface of mammalian pox viruses. We believe our ActivMAb technology offers (i) rapid generation of high affinity, full-length, human monoclonal antibodies synthesized and naturally modified in mammalian cells, (ii) expression and selection of antibodies that easily and predictably transition to manufacturing in mammalian lines, and (iii) an innovative and efficient method for selecting antibodies against multi-pass membrane proteins, an important class of pharmacological targets. Our product candidate VX5 was generated by our ActivMAb platform and is currently in preclinical development for the treatment of Multiple Sclerosis (MS) and potentially for other autoimmune disorders. We intend to continue to utilize our ActivMAb platform to identify additional product candidates for our own pipeline development and for strategic collaborations.

Vaccinex Product Pipeline

We initiated a new clinical trial of pepinemab in combination with Keytruda® for front-line recurrent or metastatic head and neck cancer (R/M HNSCC) in collaboration with Merck Sharp & Dohme Corp., and a new clinical trial of single agent pepinemab in Alzheimer’s disease (AD) in 2021.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D. We are advancing pepinemab which we believe has novel mechanisms of action for the treatment of cancer and certain neurodegenerative diseases, including HD and AD. As of December 31, 2021, 528 patients have been treated or enrolled in seven Phase 1 clinical trials and three Phase 2 clinical trials of pepinemab in separate indications.

Cancer

Through December 31, 2021, pepinemab has been studied as a treatment for advanced solid tumors, including in clinical trials in NSCLC, osteosarcoma, and melanoma. We have demonstrated in preclinical tumor models that SEMA4D regulates infiltration of immune precursor cells into tumor tissue. Our preclinical data suggest that blocking SEMA4D promotes infiltration of CD8+ cytotoxic T-cells that can eradicate the tumor while simultaneously altering the tumor microenvironment to reduce immunoinhibitory myeloid suppressor and T regulatory cells. We have also demonstrated in preclinical models the potential for synergy between pepinemab and different checkpoint inhibitors when used in combination. We completed a first Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. Pepinemab was well tolerated in this clinical trial.

In October 2017 in collaboration with Merck KGaA, we initiated the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC who have not previously been treated with immunotherapy. In July 2018, an additional cohort of patients who failed prior immunotherapy was added to the trial. The CLASSICAL-Lung trial consisted of a dose escalation phase and a subsequent dose expansion phase. We completed enrollment in the dose expansion phase in August 2019 and released topline data for this trial at the virtual American Society of Clinical Oncology (ASCO) conference in June of 2021. A manuscript reporting the results of this study was published in the journal Clinical Cancer Research in April of 2021.

In February 2018, The Children’s Oncology Group, or COG, with financial support from the National Cancer Institute, initiated a Phase 1/2 clinical trial of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. In June 2018, a Phase 1 Investigator Sponsored Trial (IST) of pepinemab in combination with Yervoy® or with Opdivo® began at the UCLA Jonsson Comprehensive Cancer Center in patients with advanced melanoma who have progressed on prior anti-PD-1/PD-L1 based therapies. Enrollment in this study has since been halted due to resource limitations at UCLA, however, several patients remain on treatment. In addition, Emory University has initiated three separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in multiple other indications. We also presented interim analysis of these window of opportunity studies at ASCO, in June 2020.

In the second half of 2021, in collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co. Inc., Kenilworth, NJ, USA, we initiated the KEYNOTE-B84 clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with pembrolizumab (Keytruda), an inhibitor of the PD-1/PD-L1 checkpoint pathway, for front-line treatment in patients with R/M HNSCC. KEYNOTE-B84 is planned to be a 65 patient, open-label, multi-center phase 1b clinical study, enrolling patients whose tumors express low PD-L1 (CPS<20) or high PD-L1 (CPS ≥20). Due in part to delays associated with the COVID-19 pandemic, we enrolled the first patient in this trial during the second half of 2021, with top-line data anticipated in 2023.

Huntington’s Disease

We are studying pepinemab as a treatment for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the central nervous system, or CNS. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, Alzheimer’s disease, or AD, progressive MS, and other neurodegenerative disorders. We initiated the SIGNAL study, a Phase 2 clinical trial, in July 2015 in early manifest and late prodromal (pre-manifest) HD patients. This clinical trial builds on preclinical studies in an animal model of HD and safety data from a Phase 1 dose-escalation clinical trial of pepinemab in MS patients that we completed in November 2014. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018. Cohort B includes a total of 265 subjects in two cohorts: 179 patients who have early manifest disease, and 86 who are late prodromal. All subjects were randomized to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Topline data for the SIGNAL Phase 2 trial was reported on September 22, 2020 and more detailed analysis of the data was presented at medical conferences on October 30, 2020, April 30, 2021, and September 10, 2021. The U.S. Food and Drug Administration, or FDA, has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD. We anticipate publication of final data from the SIGNAL trial in 2022.

Alzheimer’s Disease

We initiated a clinical study of pepinemab as a potential treatment for AD in late 2020. This study of pepinemab in AD, which we refer to as “SIGNAL-AD,” will be based on our prior research of neurodegenerative disease mechanisms in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD. We received two-thirds of the funding in the second half of 2020 and expect to receive the remainder when enrollment is completed. As noted above, the chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in AD as well as in other neurodegenerative disorders. The design for this study is based on evidence from Cohort A of the SIGNAL clinical trial in HD showing that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. Recently, it has been reported that FDG-PET is superior to the more established Aβ amyloid-PET as an indicator of cognitive decline in early AD, which gives us greater confidence in relying on the evidence from Cohort A of our SIGNAL clinical trial in HD to inform the design of the SIGNAL-AD trial. SIGNAL-AD is planned to be a 40 patient, randomized, placebo-controlled, multi-center phase 1b clinical study. Due in part to delays associated with the COVID-19 pandemic, we enrolled the first patient in this trial during the second half of 2021, with top-line data anticipated in 2023.

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

Our Strategy

Our goal is to efficiently discover and cost-effectively develop targeted biotherapeutics that will provide safe, substantial and sustained benefits to patients with serious diseases and unmet medical needs. The principal elements of our business strategy are to:

•

Develop pepinemab in combination with checkpoint inhibitors as a therapy for patients with cancer. We have completed the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC. Results demonstrated increased infiltration of cytotoxic T-cells into tumors and treatment appeared to provide an approximately two-fold increase in objective clinical responses relative to previously reported single agent avelumab. An unexpected finding was that NSCLC has a relative paucity of myeloid derived suppressor cells (MDSC). Since inhibition of these immunosuppressive cells is a second major mechanism of action of pepinemab, we, in collaboration with Merck Sharp & Dohme, have initiated a new study of the combination of pepinemab with Keytruda in first-line R/M HNSCC, a cancer indication in which MDSC are believed to play an important role in immune resistance.

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

•

Develop pepinemab as a therapy in Alzheimer’s disease. We initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. We enrolled the first patient in mid-2021 with topline data anticipated in 2023.

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
Pepinemab

Merck Sharp & Dohme (subsidiary MSD Int’l GmbH) Ares Trading S.A. (Merck KGaA, Darmstadt Germany)

Phase 1b/2 clinical trial of pepinemab in combination with Keytruda, a checkpoint inhibitor, in immunotherapy naïve, front-line HNSCC patients.

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

Huntington Study Group	General CRO-related services for Phase 2 clinical trial of pepinemab in early-stage and late prodromal HD patients.

UCLA Jonsson Comprehensive Cancer Center	Phase 1 IST of pepinemab in combination with Yervoy and Opdivo in patients with melanoma whose tumors have progressed following treatment with any anti-PD-1/PD-L1 antibody.

ActivMAb

Catalent Pharma Solutions, LLC	Selection of an antibody to a cancer membrane target suitable for construction of an antibody drug conjugate employing proprietary Catalent technology.

Surface Oncology, Inc.	Identification and selection of antibodies against two target antigens using our proprietary technology.

Unnamed Pharmaceutical Co. (2)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

Unnamed Biotech Co. (3)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

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

•	T lymphocytes, or T cells, which are a type of white blood cell generally divided into three subsets:
•	T helper cells, which secrete specialized factors that activate other cells, such as B cells, to fight off infection;
•	Cytotoxic T lymphocytes (CTL), which directly kill certain types of parasites and cells, including tumor cells and virus-infected cells, and
•	Regulatory T cells, or Tregs, which can limit the activity of other immune cells.
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

•

Innate precursor cells including monocytes and granulocytes are recruited to sites of injury and can differentiate within tissues into macrophage and myeloid-derived suppressor cells (MDSC). MDSC are immunoregulatory and can limit activity of other immune cells.

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

Monoclonal antibodies are proteins manufactured in cultured cells that can bind to specific substances in the body, including cancer cells or molecules that regulate immune responses. Monoclonal antibodies can be used alone to enhance immune responses or to direct NK cells to tumors or to carry drugs, toxins or radioactive substances directly to cancer cells. Therapeutic monoclonal antibodies are typically derived from genes encoding specific natural antibodies and are produced by introducing those genes into specially adapted mammalian manufacturing cell lines. The antibody’s ability to bind specifically to a target or antigen is also referred to as its specificity. Using this mechanism, antibodies can tag foreign substances for attack by other immune system cells or neutralize the targets directly. In treating diseases such as cancer, researchers either find antigens specific to cancer cells and create antibodies that bind those antigens to use the body’s immune system to destroy the cancer cells or target immune regulatory mechanisms to increase the magnitude and duration of protective immune responses.

Our SEMA4D Antibody Platform

Overview

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various indications, including to promote immune cell infiltration and activity in tumors as well as to inhibit neuroinflammatory and neurodegenerative diseases. Pepinemab, a molecule that blocks the signaling activity of SEMA4D, is currently in clinical development by us for the treatment of HNSCC, and AD, as well as by third parties in ISTs in pancreatic and breast cancer and in multiple “window of opportunity” studies in other indications. We initiated a clinical trial of pepinemab in combination with Keytruda for R/M HNSCC and as a single agent in AD in the second half of 2021 and intend to use our SEMA4D platform to address additional cancer indications and other diseases in the future.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D, which is an extracellular signaling molecule that regulates the migration and activation of immune and inflammatory cells at sites of injury, cancer or infection. SEMA4D signals through the plexin-B1, or plexin-B2, (PLXNB1 or PLXNB2) receptors expressed on many precursor cells. The PLXNB1 receptor molecule can activate the R-Ras protein, which regulates adhesion to the extracellular matrix. Binding of SEMA4D to PLXNB1 can also either activate or inactivate RhoA protein and its effect on ROCK-kinase, which regulates the cell cytoskeleton. These two activities, cell adhesion and cytoskeletal reorganization, control the migration of precursor cells. Precursor cells play an important role in maintaining health and repairing tissue damage in the adult organism by migrating to affected target locations in the body where they can differentiate into mature functional cells. In the case of an immune precursor cell, the mature cell can engage in protective activity against a tumor or infection. Other precursor cells are dedicated to repairing tissue damage, such as precursor cells that can remyelinate nerve axons at a demyelinated lesion. Depending on the nature of a precursor cell and its natural signaling cascade, SEMA4D can inhibit or activate cell migration and/or maturation.

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

Collaboration and IST Agreements

Merck Sharp & Dohme

In September 2020, we entered into a clinical trial collaboration and supply agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co. Inc., Kenilworth, NJ, USA, to test pepinemab in combination with pembrolizumab checkpoint inhibitor in R/M HNSCC patients for first-line treatment, which is the KEYNOTE-B84 clinical trial.  We sponsored the investigational new drug application, or IND, for this study and Merck provides Keytruda for the trial. The agreement does not convey rights or a license to Merck to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell pembrolizumab, a Merck compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck. The clinical trial was initiated in the second half of 2021 and is currently enrolling into the Phase 2 expansion segment of the trial.

Merck KGaA

In October 2016, we entered into a clinical trial collaboration and supply agreement with Merck KGaA through its subsidiary, Ares Trading S.A., to test pepinemab in combination with avelumab checkpoint inhibitor in NSCLC patients whose tumors have progressed on or following chemotherapy, which is the CLASSICAL–Lung clinical trial.  An additional cohort of patients whose tumors failed prior immunotherapy was added in July 2018. We sponsored the investigational new drug application, or IND, for this study and Merck KGaA shared in the cost of the trial. Either party may elect to extend the collaboration to one additional cancer indication under certain circumstances. The agreement does not convey rights or a license to Merck KGaA to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell avelumab, a Merck KGaA compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck KGaA. The clinical trial concluded in the second quarter of 2020 and a clinical study report was completed which terminated our collaboration in NSCLC. A manuscript reporting the results of this study was published in the journal Clinical Cancer Research April 5, 2021; DOI:10.1158/1078-0432.CCR-20-4792.

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

Huntington Study Group (SIGNAL)

In March 2015, we entered into a Clinical Trial Management Agreement with The Huntington Study Group, or HSG, to provide general CRO-related services for the SIGNAL study in HD, including management of subcontractors involved in the clinical trial, at approximately 30 clinical sites in the United States and Canada, each covered by a standard clinical trial agreement between us, as IND sponsor, HSG and the clinical site. Payments are on a fee for service basis. We will retain ownership of all clinical data generated from this agreement, while HSG and its subcontractors, including the clinical sites, will have the right to use limited data generated from the study for internal educational and non-commercial purposes. No license rights to pepinemab are conveyed to HSG by this agreement. Top line data from this study was released on September 22, 2020 and further analysis was presented at medical conferences on October 30, 2020, April 30,2021 and September 10, 2021. We are currently preparing a manuscript reporting these study results.

Pepinemab in Cancer

Overview

We are studying pepinemab as a treatment for advanced solid tumors, including NSCLC and HNSCC. Our preclinical data suggest that blocking of SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. We initiated the CLASSICAL–Lung clinical trial of pepinemab in combination with avelumab, a checkpoint inhibitor of the PD-1/PD-L1 pathway, in October 2017 in patients with NSCLC who have not been previously treated with immunotherapy and in patients who have failed prior immunotherapy. Near topline data for the CLASSICAL–Lung clinical trial was reported at ASCO in June of 2020 and a manuscript reporting the results was published in Clinical Cancer Research April 5, 2021; DOI: 10.1158/1078-0432.CCR-20-4792.

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

The Unmet Medical Need for Cancer

Cancer is a leading cause of death worldwide, and according to the World Health Organization it accounted for nearly 10 million deaths globally in 2020. Cancer follows only heart disease as the leading killer in the U.S. The American Cancer Society estimated that in 2021 approximately 1.9 million Americans would be diagnosed with cancer and 608,570 would die from the disease.

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

A promising immunotherapy approach to activating antitumor immunity with demonstrated efficacy is the blockade of immune checkpoints. Immune checkpoints refer to inhibitory pathways hardwired into the immune system that are crucial for modulating the magnitude and duration of immune responses to minimize collateral tissue damage. Scientists have observed that tumors co-opt certain immune-checkpoint pathways as a major mechanism of immune resistance, particularly against T cells that are specific for tumor antigens and otherwise would attack the tumor. Research has demonstrated that because many of the immune checkpoints are initiated by the interaction between ligands and their specific receptors, these immune checkpoints can be readily blocked by antibodies that neutralize ligands or block receptors. Anti-CTLA-4 antibodies are antibodies to the cytotoxic T-lymphocyte-associated antigen 4 and Yervoy was the first of this class of immunotherapies to achieve approval by the FDA. Programmed cell death protein 1, or PD-1, is another immune checkpoint pathway currently being targeted with immunotherapies. Merck’s anti-PD-1 drug Keytruda (pembrolizumab) was initially approved for use for the treatment of patients with advanced or unresectable melanoma who are no longer responding to first-line therapy, and Opdivo is approved for patients with melanoma who no longer respond to other drugs and for patients with advanced (metastatic) squamous NSCLC with progression on or after platinum-based chemotherapy. Keytruda has also received approval as first-line therapy in NSCLC patients with high PD-L1 expression and in May 2017 was approved for use in combination with chemotherapy in patients with metastatic non-squamous NSCLC and as second line therapy in patients with greater than 1% PD-L1 expression. Both Opdivo and Keytruda have also received approvals for certain populations of patients with head and neck squamous cell carcinoma, or HNSCC, urothelial cancer and Hodgkin’s lymphoma. Other checkpoint inhibitors targeting PD-L1 have also received approvals for certain patient populations with specific cancer indication: Genentech’s Tecentriq® (atezolizumab) in urothelial cancer and NSCLC; Bavencio® (avelumab) in Merkel cell and urothelial cancer; and AstraZeneca’s Imfinzi® (durvalumab) in urothelial cancer and as maintenance therapy in unresectable Stage III NSCLC following chemoradiation therapy. Multiple approvals in additional cancer indications have followed and more are in progress.

Currently, there are several hundred clinical trials of anti-PD-1, the receptor, and anti-PD-L1, the matching ligand, many of which may selectively enroll patients with tumors that express the programmed death ligand 1, or PD-L1, due to a greater expected response rate in such patients than those with PD-L1 negative tumors. However, even though PD-L1 positive patients generally respond better than PD-L1 negative patients, the anticipated response rate of PD-L1 positive patients to single agent anti-PD-1/PD-L1 is generally low, at approximately 20%, with the exception of melanoma and bladder cancers, where response rates can be as high as 35% to 40%. Therefore, we believe it is important to identify combination therapies that could result in greater response rates in more tumor types and that may avoid the need for combination with toxic chemotherapy.

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

We believe that the combination of pepinemab with immunotherapeutic drugs could prove beneficial. Many immunotherapeutic drugs act by inhibiting negative feedback that limits the magnitude or duration of immune responses, e.g., checkpoint inhibitors such as anti-PD-1, or act by directly inducing greater tumor-specific immune activity, e.g., co-stimulator activities or cancer vaccines. Pepinemab has a different immunotherapeutic mechanism of action in cancer. It promotes infiltration of tumoricidal immune cells into a tumor and a reduction in immunosuppressive cell. As such, we believe pepinemab could enhance the activity of other agents that increase peripheral immune responses. This is the basis for several of our preclinical and clinical collaborations.

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

Approximately 59% of the CLASSICAL-Lung trial subjects whose tumors had progressed during or following treatment with FDA-approved checkpoint inhibitors experienced a halt or reversal of tumor progression after treatment with the combination of pepinemab plus avelumab. About, half of the subjects who benefited from the combination had been treated with Keytruda and roughly 25% had been treated with Opdivo prior to enrolling in this clinical trial. Two patients had partial responses, or PRs, with approximately 66% and 52% tumor reductions on combination therapy after progression on Keytruda, and 15 patients experienced stable disease, or SD, including three who had been refractory to prior anti-PD1/PD-L1.

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

Head and Neck Cancer

We believe another mechanism of action of anti-SEMA4D antibody that complements and enhances the effects described above of increased tumor penetration by antigen presenting cells and enhanced infiltration of CD8+ T-cells is reduced accumulation and activity of myeloid derived suppressor cells, or MDSC. This was also demonstrated in a preclinical model of head and neck cancer, the MOC1 carcinoma. In preclinical models, these changes in MDSC accumulation and function resulted in enhanced T-lymphocyte tumor antigen-specific responses in combination with either CTLA-4 or PD-1 targeted immune checkpoint inhibitors. MDSC appear to play a particularly important role in immune evasion in certain cancer indications, notably including HNSCC, by inhibiting the activity of cytotoxic T-cells. We have observed relatively few MDSC in NSCLC in our SIGNAL trial, as compared to results observed in HNSCC biopsies.  As a result of these contrasting observations in HNSCC and NSCLC, we have entered into a collaboration with Merck Sharp & Dohme to initiate a combination phase 2 study of pepinemab with pembrolizumab in first-line HNSCC. We initiated this study in the second half of 2021.

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

Figure 6 in Smith et al., Neurobiology of Disease 73 (2015) 254-268

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

According to the Huntington’s Disease Society of America, there are over 30,000 people in the United States who have been clinically diagnosed with HD and an additional 250,000 people that are at risk of inheriting a mutated HD allele from their parents. Less than 5% of at-risk individuals pursue predictive genetic testing, due to a lack of effective treatments. However, because there is a

50% chance of inheriting the mutated allele, approximately 125,000 of people in the at-risk pool will ultimately develop HD. The development of a disease-modifying therapy could encourage at-risk patients to seek out testing.

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

Topline data for the SIGNAL study was released in September 2020 and followed by a more detailed report at medical conferences on October 30, 2020, April 30, 2021 and September 10, 2021. As with any well-designed phase 2 study, the main goal of the SIGNAL study was to identify a patient population that can benefit from the selected treatment and to characterize endpoints that can be employed to evaluate treatment benefit in this population. Although the study did not meet pre-specified co-primary endpoints that might have supported accelerated regulatory approval, we believe that evidence of treatment benefit to patients that is reflected in key cognitive assessments for the total population as well as in CGIC scores of patients who were somewhat more advanced in disease progression at the time of enrollment, support continued development of pepinemab in both HD and potentially other slowly progressive neurodegenerative diseases, including Alzheimer’s disease, that are characterized by cognitive decline, brain atrophy and reduced metabolic activity. Key observations from pre-specified and post-hoc analyses include:

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

Intellectual Property

Overview

Our intellectual property is critical to our business, and we strive to protect our technology, including by obtaining and maintaining patent protection in the United States and certain other countries for our platform technologies, product candidates, novel biological discoveries, and other inventions that are important to our business. We pursue broad patent protection for our platform technologies and for our product candidates. We initially pursue patent protection for compositions of matter, methods of use including various treatment indications, and methods of making. Throughout the innovation process, we seek to identify additional means of obtaining patent protection that would potentially enhance our commercial success, including obtaining patent protection for additional methods of use such as additional medical indications for our product candidates, and refinements and improvements of our platform technologies. We also rely on trade secrets relating to our discovery platform technology and product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

In addition, there is a provisional application which is wholly owned by Vaccinex, and which discloses and claims compositions and methods for displaying multi-pass membrane proteins in native conformation on poxvirus extracellular virions to enable selection of antibodies binding to these proteins in our ActivMAb platform. Upon conversion of the provisional application to conventional U.S. and/or international applications under the PCT in 2021, the application has an anticipated expiration date in 2041.

A patent family licensed from the University of Rochester is directed to methods of producing and identifying immunoglobulin molecules in eukaryotic cells, as well as kits for the selection of antigen-specific recombinant immunoglobulins. This family has a projected expiration date of March 2025 in the United States. Patents are granted in this family in Australia (two patents), Canada, China, Europe (validated in Austria, Belgium, Switzerland, the United Kingdom, and Germany), Japan and the United States.

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

If the FDA determines that a BLA does not meet the regulatory standard for approval, it will issue a Complete Response letter to communicate that the agency will not approve the BLA in its current form and to inform the sponsor of changes the sponsor must make or additional clinical, nonclinical or manufacturing data the sponsor must provide before the FDA can approve the application, with no implication regarding the ultimate approvability of the application. If a Complete Response letter is issued, the sponsor may resubmit the BLA, addressing the deficiencies identified in the letter or withdraw the application. Even if the sponsor resubmits the BLA, there is no assurance of approval, and the FDA may determine that the resubmitted BLA still does not meet the regulatory standards for approval.

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

In addition, to the fraud and abuse laws described above, our business activities likely will be subject to data protection laws and regulations. In the U.S., we may be subject to numerous federal and state laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (e.g., Section 5 of the Federal Trade Commission Act), and the California Consumer Privacy Act, or CCPA.  Compliance with these laws is difficult, constantly evolving, and time consuming. These laws may differ from each other in significant ways, thus complicating compliance efforts. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.  We may also obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization, or the authorization fails to contain all required provisions, then we may not be allowed access to, and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

Environmental and Safety Regulation

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2021, we had 39 full-time employees and two part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe our relationship with our employees is good.

Financing Arrangements with Canadian Investors

Vaccinex Products

Beginning in November 2009, we entered into financing arrangements with certain Canadian investors to advance the development of certain therapeutic monoclonal antibodies under development by us in certain indications. As a result of these investments, the investors, which included FCMI Financial Corp., or FCMI Financial, and its parent company, FCMI Parent Co. or FCMI Parent, each of which are related parties and controlled by our chairman, Albert D. Friedberg, received noncontrolling interests in two Delaware partnerships, which were later consolidated into a partnership, Vaccinex Products. As a result of this reorganization, the former noncontrolling investors of the Delaware partnerships, Vaccinex Products and we were parties to an amended exchange agreement pursuant to which each noncontrolling investor had the option, at any time, to exchange all, but not less than all, of its Vaccinex Products units on a 1-for-10 basis into shares of our common stock.

In November 2017, we entered into a license agreement with VX3, which was formed by a group of Canadian investors including our majority stockholder, FCMI Parent. VX3 was created for the purpose of funding our research and development activities for pepinemab, our most advanced product candidate. We entered into an exchange agreement on August 13, 2018 with VX3 and its partners, including FCMI Parent, that provided each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of our common stock.

Under both the Vaccinex Products and VX3 exchange agreements we had the right, under certain circumstances, to require the exchange of all units held by the investors for shares of our common stock. During 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3, and Vaccinex Products were exchanged for shares of our common stock in accordance with the terms of the respective exchange agreement. Both Vaccinex Products and VX3 were dissolved as of September 3, 2021.

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

o	We may not be able to pay our indebtedness when due.
o	The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business.
o	Our ability to use net operating loss and credit carryforwards may be limited as a result of the effects of changes in tax laws and regulations.
•	Risks Related to Our Business and Industry
o

We may choose to discontinue our clinical trial evaluating pepinemab for the treatment of Huntington’s Disease and, if we do continue to pursue trials for the treatment of Huntington’s Disease, the development pathway is uncertain, which may make development more unpredictable or difficult than we currently expect.

o

Our product candidates are in preclinical development or the early stages of clinical development. We cannot predict if we will meet safety and efficacy endpoints in clinical trials, if our preclinical studies and clinical trials will produce positive results, or if we will receive regulatory approval to commercialize and market any of our product candidates.

o	We depend heavily on the success of our lead product candidate, pepinemab, and if we had to cease developing pepinemab, it would have material adverse effects on our business and future prospects.
o	If we experience any continued delays in clinical testing or difficulties enrolling patients in clinical trials, it will delay any potential approvals of our product candidates.
o	We may not successfully identify, develop or commercialize new product candidates or new applications of our existing product candidates.
o	Our product candidates may have properties that could prevent their regulatory approval, limit their commercial scope, or result in significant negative consequences following any marketing approval.
o	We may be required to suspend, repeat or terminate our clinical trials.
o	We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.
o	The regulatory review processes are lengthy, time consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.
o	Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties such as ongoing regulatory compliance and obligations.
o	Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates in those jurisdictions and hurt our prospects.
o	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
o	Our competitors may develop and market products or services which may diminish or eliminate the commercial success of any products or services we commercialize.
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
o

Our employees may engage in misconduct or other improper activities which could have a material adverse effect on our business, which may result in penalties and liabilities under certain healthcare laws.

o	We depend on key personnel for our continued operations and future success and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.
•	Risks Related to our Dependence on Third Parties
o

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates in a timely or cost-effective manner.

o

We depend on third-party manufacturers as well as on third parties for our supply chain. Any problems we experience with any of these third parties could delay the manufacturing of our product candidates, which could harm our results of operations.

o	We may not succeed in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize product candidates.
o	Collaborations may require us to relinquish important rights to and control over the development of our product candidates or otherwise be subject to unfavorable terms.
•	Risks Related to Intellectual Property
o	If we are unable to obtain, maintain or protect intellectual property rights, both in the U.S. and throughout the world, we may not be able to compete effectively in our market or globally.
o	Changes in patent law and legal precedent concerning patents could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
o	We may become involved in lawsuits to protect or enforce our intellectual property rights and could have a materially adverse impact on the success of our business and financial condition.
o

We may be involved in legal proceedings initiated by third parties regarding infringement, validity or scope of intellectual property rights, the outcome of which would be uncertain, and an adverse determination could have a materially adverse effect on the success of our business and financial condition.

o	The terms of our patents may not be sufficient to effectively protect our drug candidates and business.
o	If we do not obtain additional legislative protection extending the terms of our patents, if issued, relating to our drug candidates, our business may be materially harmed.
o	If we fail to comply with our obligations in our license agreements, we could be required to pay monetary damages or could lose license rights that are important to our business.
o	Our inability to protect our confidential information and trade secrets would harm our business.
•	Risks Related to Our Securities
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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the years ended December 31, 2021, and 2020, we reported a net loss of $22.4 million, $28.9 million, respectively. As of December 31, 2021, and 2020, we had an accumulated deficit of $299.9 million, and $277.5 million, respectively.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $25.3 million and $28.6 million for the years ended December 31, 2021 and 2020, respectively, and an accumulated deficit of $299.9 million and $277.5 million as of December 31, 2021 and 2020, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. In January 2020, and July 2020, we completed private placements of our common stock and received gross proceeds of $7.5 million, and $4.0 million, respectively and in September 2020 we received gross proceeds of $2.0 million through an award from the Alzheimer’s Drug Discovery Foundation (“ADDF”), in the form of an investment in our common stock. Additionally, on March 27, 2020, we announced that we had (i) entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time and (ii) entered into a purchase agreement (the “Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time. During the second quarter of 2020, 324,424 shares were sold through the Purchase Agreement with Keystone for proceeds of $1.2 million, net of discount. In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies. In 2021 and 2020, 5,937,900 and 4,133,288 shares, respectively, were sold through the Open Market Agreement for proceeds of $31.9 and $13.5 million, respectively, net of commission. In January 2022, the Company sold 3,115,197 shares of the Company’s common stock at a weighted average price of $1.16 through the Open Market Sale Agreement, for net proceeds of $3.5 million. In addition, the Company received proceeds of $9.7 million from a private placement of 8,747,744 shares of common stock to various investors at a price of $1.11. per share.

In August 2020, we entered into a Securities Purchase Agreement (the “SPA”), with 3i, LP, (“3i”) as collateral agent and purchaser (the “Convertible Debt Financing”). Pursuant to the SPA, on August 3, 2020, we issued a 7% Original Issue Discount Senior Secured Convertible Debenture (“Senior Secured Convertible Debenture” or “the Debenture”), in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%. The Debenture accrued interest at 7% per year. As of August 3, 2021, the Company repaid in full the Debenture by making a payment of $2,755,895 representing all principal and interest due at maturity. We also received $575,000 in proceeds from our $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. The remainder of this award is anticipated to be funded in 2022.

On May 8, 2020, we received a loan for approximately $1.1 million under the Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). However, the PPP Loan was only sufficient to fund our payroll and other eligible expenses for a limited period of time. On November 8, 2021 we were granted loan forgiveness of $876,171 by the SBA. The remaining balance of the loan will be paid in monthly installments of $6,333 through November 2025.

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 8,747,744 shares of its common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co., the Company’s majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Friedberg Global-Macro Hedge Fund Ltd., which is also controlled by Albert D. Friedberg, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, purchased 5,495,493 shares of our common stock for aggregate purchase price of $6.1 million, in the January 2022 Private Placement.

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

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program. On November 8, 2021 we were granted loan forgiveness of $876,171 by the SBA. The remaining balance of the loan will be paid in monthly installments of $6,333 through November 2025. Our ability to make payments on our indebtedness depends on our future performance and capital raising activities, which are subject to economic, financial, competitive and other factors beyond our control.

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

Since December 2019, the COVID-19 pandemic has spread to multiple countries, including the United States, and has caused significant disruptions around the world. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated beginning enrollment in mid-2020 in our study of pepinemab in Alzheimer’s Disease, but the initial enrollment date was delayed until the second half of 2021. In addition, to mitigate the impact of the COVID-19 pandemic including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan.

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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss, or NOL, carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL and credit carryforwards could be limited depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. As of December 31, 2021, we had federal NOLs of $280.2 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, generally limited utilization of losses generated after 2017 to 80% of future annual taxable income. Any such limitations or disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is difficult to predict but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval even if our preclinical studies or clinical trials initially appear to be successful.

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

We plan to conduct process development activities to support late-stage development and commercialization activities and seek approval of our product candidates. Should we not receive timely approval of our production process, our ability to produce the products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products if we are even able to generate revenues at all.

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

Despite the implementation of cybersecurity measures that we believe provides adequate safeguards, our information technology and Internet based systems, including those of our current and future CROs and other contractors and consultants, are vulnerable to damage, interruption, or failure from computer viruses, unauthorized access, intrusion, and other cybersecurity incidents. As the majority of our workforce works remotely due to the ongoing Covid-19 pandemic, we face heightened risks related to remote work, including strain on our information technology systems. Our information technology and Internet based systems have been in the past, and may be in the future, subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, none of which have been material to us to date. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. Such incidents could result in the exposure of sensitive data including the loss of trade secrets, intellectual property, personal identifiable or sensitive information of employees, customers, partners, clinical trial patients, and others, leading to a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we partially rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar cybersecurity incidents relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed.

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

The terms of our patents may not be sufficient to effectively protect our drug candidates and business.

In most countries in which we file patent applications, including the U.S., the term of an issued patent is twenty years from the earliest claimed filing date of a non-provisional patent application in the applicable country. With respect to any issued patents in the U.S., we may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited. Even if patents covering our drug candidates are obtained, we may be open to competition from other companies as well as generic medications once the patent life has expired for a drug. If patents are issued on our currently pending patent applications, the resulting patents will be expected to expire on dates ranging approximately from 2025 to 2038, excluding any potential patent term extension or adjustment. Upon the expiration of our issued patents, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our technologies, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that a related patent may expire before any particular product candidate can be commercialized or that such patent will remain in force for only a short period following commercialization, thereby reducing any significant advantage of the patent.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar legislation in other countries extending the terms of our patents, if issued, relating to our drug candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA regulatory approval for our drug candidates, one or more of our U.S. patents, if issued, may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. Patent term extensions, however, cannot extend the remaining term of a patent beyond a total of fourteen years from the date of drug approval by the FDA, and only one patent can be extended for a particular drug.

The application for patent term extension is subject to approval by the USPTO, in conjunction with the FDA. We may not be granted an extension due to, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain a patent term extension for a given patent or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our drug will be shortened and our competitors may obtain earlier approval of competing drugs. As a result, our ability to generate revenues could be materially adversely affected.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could be required to pay monetary damages or could lose license rights that are important to our business.

We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications, including the rights to prosecute patent applications and to enforce patents. Certain of these license agreements impose and, for a variety of purposes, we may enter into additional licensing and funding arrangements with third parties that also may impose diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Certain of these license agreements provide us with the exclusive right to practice technologies worldwide or in specific geographic regions. In addition, under certain of our existing licensing agreements, we are obligated to pay royalties on net product sales of our drug candidates once commercialized, pay a percentage of sublicensing revenues, make other specified payments relating to our drug candidates and/or pay license maintenance and other fees. We also have clinical development obligations under certain of these agreements that we are required to satisfy. If we fail to comply with our obligations under our current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any drug or drug candidate that is covered by the licenses or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided in these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

In particular, our ability to stop third parties from making, using, selling, offering to sell or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Our issued patents and those that may issue in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our technologies, platforms and product candidates.

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

As of December 31, 2021, our executive officers and directors and their respective affiliates beneficially owned approximately 44.7% of our outstanding common stock, including Albert D. Friedberg, our Chairman, who beneficially owned 38.8% of our outstanding common stock, including 28.6% of our outstanding common stock beneficially owned by FCMI Parent.

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

As of March 25, 2022, there were 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Repurchases of Vaccinex Securities

We did not repurchase any shares during the fourth quarter of the year ended December 31, 2021.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021, we did not issue any shares in reliance on Section 4(a)(2) of the Securities Act, as amended (the “Securities Act”) as a transaction not involving a public offering.

Item 6. Reserved

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

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of head and neck cancer, or HNSCC, non-small cell lung cancer, or NSCLC, Huntington’s disease, and Alzheimer’s disease. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer, pancreatic cancer, as well as in “window of opportunity” studies in other indications, including HNSCC and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform. Our lead product candidate, pepinemab, is currently in clinical development for the treatment of HNSCC, pancreatic and breast cancer, and Alzheimer’s disease, through our efforts or through investigator-sponsored trials, or ISTs. Our additional product candidate VX5 is in an earlier stage of development and was selected using our ActivMAb platform. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $22.4 million and $28.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, and December 31, 2020, we had cash and cash equivalents of $8.6 million and $10.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2021. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. During the years ended December 31, 2021 and 2020, we raised total proceeds of approximately $31.9 million and $37.6 million, respectively, net of commissions and discounts before expenses, from the following activities:

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

Our cash and cash equivalents were $8.6 million and total current assets were $9.4 million at December 31, 2021.

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

In January and February 2021, the Company made payments under the Mandatory Redemption provision of the Debenture totaling $6,372,575, consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest. As of August 3, 2021, the Company repaid in full the Debenture by making a payment of $2,755,895, representing all principal and interest due at maturity.

In addition, on May 8, 2020, the Company received a loan of $1.1 million from Five Star Bank (the “PPP Loan”) under the Paycheck Protection Program established as a part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On November 8th, 2021, the Company received loan forgiveness of $876,171. The remainder of the loan will be paid over 42 months, with a maturity date of May 8, 2025

Grant Revenues

During the year ended December 31, 2020, the Company received and recorded as revenue $575,000 in proceeds from its $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. The remainder of this award is anticipated to be funded in 2022.

Our strategic plans and certain of our clinical trial operations have been adversely impacted by the COVID-19 pandemic, and the measures imposed to mitigate the spread of COVID-19, including unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, and our ability to raise additional capital necessary to continue as a going concern. We had previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date is now delayed until the second half of 2022. In addition, as discussed above, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan. We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the years ended December 31, 2021 and 2020, we generated a limited amount of service revenue from our collaboration agreements, including with Surface Oncology and Merck KGaA.

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

	Year Ended December 31,
	2021		2020
	(in thousands)%		(in thousands)%
Clinical trial costs	$10,302	60%	$13,570	63%
Wages, benefits, and related costs	4,199	25%	4,413	20%
Preclinical supplies and equipment depreciation	1,776	10%	1,926	9%
Consulting, non-clinical trial services, and other	883	5%	1,640	8%
Total research and development expenses	$17,160		$21,549

Our current research and development activities primarily relate to the clinical development in the following indications:

•

Huntington’s Disease. We evaluated pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information, including evidence of cognitive benefit and a reduction in brain atrophy in patients with manifest disease symptoms. An improved study design would focus on patients with early signs of cognitive or functional deficits since they appeared to derive the greatest treatment benefit. The Company is evaluating its development strategy in terms of business opportunity and other near-term clinical activities.

•

Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit any remaining tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as Keytruda could be uniquely effective. We have entered into a collaboration with Merck, who is supplying Keytruda, for first-line treatment of up to 65 head and neck cancer patients. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for pancreatic and breast cancer, and in multiple “window of opportunity” studies in additional cancer indications.

•

Alzheimer’s Disease. Given the impact of the COVID-19 pandemic in 2020 and 2021, we delayed plans to initiate a clinical trial of pepinemab in Alzheimer’s disease until mid-2021. We have now initiated a randomized, double-blind, phase 1/2a study in 40 patients with mild AD.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$900	$625
Costs and expenses:
Cost of revenue	-	2
Research and development	17,160	21,549
General and administrative	6,230	7,405
Total costs and expenses	23,390	28,956
Loss from operations	(22,490)	(28,331)
Interest expense	(809)	(489)
Gain on forgiveness of PPP loan	876	-
Other (expense) income, net	43	(31)
Loss before provision for income taxes	(22,380)	(28,851)
Provision for income taxes	-	-
Net loss	(22,380)	(28,851)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc.	$(22,380)	$(28,851)

Comparison of the Years Ended December 31, 2021 and 2020

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$17,160	$21,549	$(4,389)	(20)%
General and administrative	6,230	7,405	(1,175)	(16)%
Total operating expenses	$23,390	$28,954	$(5,564)	(19)%

Research and Development. Research and development expenses in the year ended December 31, 2021 decreased by $4.4 million, or 20%, compared to the year ended December 31, 2020. This decrease was primarily attributable to decreases in expenses in the CLASSICAL-Lung and SIGNAL studies, as clinical trials have reached completion.

General and Administrative. General and administrative expenses in the year ended December 31, 2021 decreased by $1.2 million or 16%, compared to the year ended December 31, 2020. The decrease was primarily due to planned cost reductions in G&A costs as part of cost control measures.

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

In January 2020, and July 2020, we completed private placements of our common stock and received gross proceeds of $7.5 million, and $4.0 million, respectively and in September 2020 we received gross proceeds of $2.0 million through an award from ADDF, in the form of an investment in our common stock. Additionally, on March 27, 2020, we announced that we had (i) entered into an Open Market Sale Agreement with Jefferies and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time and (ii) entered into a Purchase Agreement with Keystone pursuant to which Keystone agreed to purchase up to an aggregate of $5.0 million of shares of our common stock from time to time. In August 2020, we ceased use of the Purchase Agreement with Keystone, and in September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies. In 2021 5,937,900 shares were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commissions. During the third quarter of 2020, 3,815,600 shares were sold through the Open Market Sale Agreement for proceeds of $12.3 million, net of commission, and 47,319 shares were sold through the Purchase Agreement with Keystone for proceeds of $300,000, net of discount. On August 3, 2020, we closed the Convertible Debt Financing discussed below for gross proceeds of $8.0 million. In addition, on May 8, 2020, we received the PPP Loan in the amount of $1.1 million. In the third quarter of 2020, we raised total proceeds of approximately $26.6 million, net of commissions and discounts and before expenses, through our Open Market Sale Agreement with Jefferies, the Convertible Debt Financing, the July 2020 private placement transaction, the ADDF award, and our Purchase Agreement with Keystone. During the year ended December 31, 2020, we also received and recorded as revenue $575,000 in proceeds from our $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. The remainder of this award is anticipated to be funded in 2022.

In August 2020, we entered into a Securities Purchase Agreement, or the SPA, with 3i, as collateral agent and purchaser. Pursuant to the SPA, on August 3, 2020, we issued our 7% Original Issue Discount Senior Secured Convertible Debenture, or the Debenture, in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%. In January and February 2021, the Company made payments under the Mandatory Redemption provision of the Debenture totaling $6,372,575, consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest. As of August 3, 2021, we repaid in full the Senior Secured Convertible Debenture by making a payment of $2,755,895.20, representing all principal and interest due at maturity. The Company has no further obligation under the Senior Secured Convertible Debenture and incurred no early termination or prepayment penalties in connection with the repayment. As result of the repayment of the Debenture, (i) the Security Agreement, dated as of July 31, 2020, between the Company and 3i, LP, as collateral agent, pursuant to which the Company granted a security interest in certain assets of the Company as collateral to secure the Debenture, (ii) the Registration Rights Agreement, dated as of July 31, 2020, that provided for certain registration rights with respect to the shares of the Company’s common stock underlying the Debenture, and (iii) the SPA, were terminated.

In January 2021, the Company sold 522,272 shares of the Company’s common stock at a weighted average price of $2.58 through the Open Market Sale Agreement, for net proceeds of $1.3 million.

In February 2021, the Company sold 5,415,628 shares of the Company’s common stock at a weighted average price of $5.82 through the Open Market Sale Agreement, for net proceeds of $30.6 million.

In January 2022, the Company sold 3,115,197 shares of the Company’s common stock at a weighted average price of $1.16 through the Open Market Sale Agreement, for net proceeds of $3.5 million. In addition, the Company received proceeds of $9.7 million from a private placement of 8,747,744 shares of common stock to various investors at a price of $1.11. per share.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of December 31, 2021, and 2020, our principal source of liquidity was cash and cash equivalents in the amount of $8.6 million and $10.6 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations. For a discussion of the additional financing completed during the first quarter of the year ended December 31, 2022, see Note 2 to the consolidated financial statements.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2021 and 2020, we reported a net loss of $22.4 million and $28.9 million, respectively. As of December 31, 2021, and December 31, 2020, we had an accumulated deficit of $299.9 million and $277.5 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2021. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. Our cash and cash equivalents were $8.6 million and total current assets were $9.4 million at December 31, 2021, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued. Please see Note 1 to the Consolidated Financial Statements included in this annual report on Form 10-K for a description of our capital raising activities in 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(25,298)	$(28,647)
Cash used in investing activities	(32)	(290)
Cash provided by financing activities	23,323	36,757

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

During the year ended December 31, 2021, operating activities used $25.3 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $22.4 million.

During the year ended December 31, 2020, operating activities used $28.6 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $28.9 million.

Investing Activities. Cash used in investing activities during the year ended December 31, 2021 and 2020, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities. During the year ended December 31, 2021, financing activities provided $23.3 million which was due to $31.9 million, net of underwriting commissions and discounts from the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, partially offset by $8.5 million paid for the redemption of convertible debt. In addition, there was a $0.9 million non-cash reduction in long-term debt due to the forgiveness of the PPP loan. During the year ended December 31, 2020, financing activities provided $36.8 million, of which $11.5 million was attributable to the private placement of common stock, $17.0 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement and Purchase Agreement with Keystone, $8.0 million due to the issuance of Convertible Debt, and $1.1 million was from long-term debt.

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

Interest Rate Risk

We had cash and cash equivalents of $8.6 million as of December 31, 2021. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements. Additionally, the PPP Loan incurs interest at fixed interest rate, and as such is not subject to interest rate risk.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Albert D. Friedberg, age 75, has served as the Chief Executive Officer and President and a director of Friedberg Mercantile Group Ltd., a Toronto-based commodities and investment management firm, since founding the company in 1971. Since 1978, Mr. Friedberg served as the President and Chief Investment Strategist for the Friedberg Group of Funds. Mr. Friedberg was appointed as a member of the Commodity Futures Advisory Board of Ontario in 1979 and served as chairman of the Toronto Futures Exchange from March 1985 to June 1988. Mr. Friedberg received a B.A. in Economics from Johns Hopkins University and an MBA in International Banking from Columbia University. We believe that Mr. Friedberg’s experience in the financial and investment management industry, and his experience as the Chief Executive Officer and President and service as a director of Friedberg Mercantile Group give him the qualifications and skills to serve as our chairman on our board of directors.

Jacob B. Frieberg, age 65, has served as a principal at The WTF Group, a Toronto-based property management company, since founding the company in 1984. Prior to that time, he was the Vice President at Rockford Developments, a Toronto-based multi-family building company. Mr. Frieberg received a B.A. in Economics from the University of Western Ontario. We believe that Mr. Frieberg’s experience in business, including his management responsibility, gives him the qualifications, skills and financial expertise to serve on our board of directors.

J. Jeffrey Goater, age 46, has served as Chief Executive Officer and a director of Surface Oncology, a publicly traded immunotherapeutics company since February 2018. Mr. Goater served as Secretary of Surface from February 2017 to February 2018. Prior to Surface, Mr. Goater served as Chief Financial Officer and held other senior business and finance positions at Voyager Therapeutics, Inc., a publicly traded gene therapy company, from September 2013 to December 2016. Prior to that, he served as Vice President of Business Development at Synageva BioPharma Corp., a biopharmaceutical company (acquired by Alexion Pharmaceuticals, Inc.) from April 2013 to July 2013, and prior to that, he worked as an investment banker at Evercore Partners Inc. (now Evercore, Inc.) from April 2008 to April 2013, most recently as Managing Director. Prior to that, Mr. Goater worked as an equity research analyst at Cowen and Company, LLC, covering the biopharmaceutical sector, from August 2004 to March 2008. Mr. Goater received a B.A. in Biology, an M.S. in Pathology, an M.S. in Microbiology and Immunology and an MBA, all from the University of Rochester. We believe that Mr. Goater’s experience as a finance and business development executive in the pharmaceutical industry and his experience in investment banking give him the qualifications and skills to serve on our board of directors.

Bala S. Manian, Ph.D., age 76, has served as director of Equillium, Inc., a publicly traded biotechnology company since June 2019. He previously served as chairman of the board of directors of ReaMetrix Inc., a privately held biotechnology company, since its founding in 2004 to 2020, as a director of Syngene International Limited, a publicly traded Indian biotechnology company, and previously served as a director of Biocon Ltd., from 2003 to 2015, a publicly traded Indian biopharmaceutical company. Dr. Manian is a co-founder and director of Quantum Dot Corporation, a privately held bioscience company, and a co-founder of SurroMed, Inc., a privately held biotechnology company, and serves as a director at other privately held life sciences companies. He was also the founder and chairman of the board of directors of Lumisys Incorporated, a medical imaging company acquired by Eastman Kodak Co., the founder and chairman of the board of directors of Molecular Dynamics Incorporated, a life science instrumentation company acquired by APBiotech Inc., and the founder and chairman of the board of directors of Biometric Imaging Inc., a privately held biotechnology company. Dr. Manian received a B.S. in Physics from the University of Madras, an M.S. in Applied Optics from the University of Rochester and a Ph.D. in Mechanical Engineering from Purdue University. We believe that Dr. Manian’s experience as a founder of numerous biotechnology companies and his service as a director of other publicly traded and privately held life science companies give him the qualifications and skills to serve on our board of directors.

Chrystyna Bedrij Stecyk, age 59, co-founded and has served as a principal of, Griffin Securities, Inc., an investment banking firm, since April 1997. At Griffin Securities, Ms. Bedrij Stecyk focuses on providing business advisory services to companies and institutional investors, including investment and market analysis, strategy and development. Ms. Bedrij Stecyk was a co-founder and advisor to Agilis Biotherapeutics, a DNA therapeutics developer, from June 2013 to July 2018 when it was acquired by PTC Therapeutics. She is also co-founder of other gene companies and is on the board of several private biotechnology companies. Ms. Bedrij-Stecyk is also a co-founder and Vice President of Orion Biotech Opportunities Corp. Ms. Bedrij Stecyk received an MBA in Finance from New York University’s Leonard N. Stern School of Business and a B.A. in Economics from Vassar College. Ms. Bedrij Stecyk is registered with the Financial Industry Regulatory Authority and is a licensed General Securities Principal and Representative, Investment Banking Principal and Representative, Operations Professional, and Research Analyst.

Gerald E. Van Strydonck, age 77, served as the Chief Financial Officer of Colgate Rochester Crozer Divinity School from August 2008 to December 2018. Mr. Van Strydonck was previously the Senior Vice President and Chief Financial Officer of Sigma Marketing LLC, the Senior Vice President and Chief Financial Officer of Essex Partners Inc., and a managing partner of the Rochester, New York office of PricewaterhouseCoopers LLP. Mr. Van Strydonck has also served on the boards of other privately held companies. Mr. Van Strydonck received a B.B.A. from St. John Fisher College and an MBA from the State University of New York at Buffalo. We believe that Mr. Van Strydonck’s experience in public accounting and as a Chief Financial Officer of various companies and his service as a director give him the qualifications, skills and financial expertise to serve on our board of directors.

Barbara Yanni, age 67, has served on the boards of Trevena, Inc., from July 2014 to present, Pharming Group NV, from December 2020 to present, and Oncorus, Inc. from July 2021 to present, each publicly traded biopharmaceutical companies, and on the board of Mesentech, Inc., from November 2020 to present, a privately held biotechnology company. Ms. Yanni previously served on the board of Akcea Therapeutics, Inc. a publicly traded biopharmaceutical company, from December 2019 to October 2020, when Ionis, Akcea’s parent company, completed the purchase of all of the publicly held shares of Akcea in a transaction led by Ms. Yanni as a chair of Akcea’s Affiliated Transactions Committee. Ms. Yanni previously served on the board of Abionyx Pharma (formerly known as Cerenis Therapeutics, SA), a publicly traded biopharmaceutical company, from July 2018 to January 2020 and a privately held biopharmaceutical company, Symic Bio, Inc. from February 2015 to August 2019. Previously, Ms. Yanni was Vice President and Chief Licensing Officer at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2001 until her retirement in March 2014. Prior to this, Ms. Yanni served in various roles at Merck including in corporate development, financial evaluation and tax. Ms. Yanni received an A.B. from Wellesley College, a J.D. from Stanford Law School and an LL.M. in taxation from New York University. We believe that Ms. Yanni’s experience in biotechnology and pharmaceutical business evaluation and transaction execution, her financial and general business knowledge, and her service as a director of other publicly traded and privately held life science companies give her the qualifications, skills and financial expertise to serve on our board of directors.

Maurice Zauderer, Ph.D., age 76, has served as our President and Chief Executive Officer since our inception in April 2001. Prior to founding the company, Dr. Zauderer was an Associate Professor at the University of Rochester and has also held senior faculty positions at Columbia University. During his academic career, Dr. Zauderer held the position of visiting scientist at the Laboratory of Cell Biology, the Ontario Cancer Institute and the National Cancer Institute. Dr. Zauderer received a B.S. in Physics from Yeshiva University and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology. We believe that Dr. Zauderer’s experience as an executive officer and his knowledge in biological sciences, immunology and oncology give him the qualifications and skills to serve on our board of directors.

Executive Officers and Senior Management

We are currently served by four executive officers, Dr. Zauderer, Mr. Royer, Dr. Smith, and Dr. Evans, together with one additional member of the senior management team.

Maurice Zauderer, Ph.D., age 76, is our President and Chief Executive Officer. Additional information about Dr. Zauderer can be found under “Directors,” above.

Scott E. Royer, CFA, MBA, age 48, joined us in February 2018 as our Chief Financial Officer. Prior to joining us, Mr. Royer was the Chief Financial Officer and Director of Finance of the Medical Films Group of Carestream Health, a medical and dental imaging company and an independent subsidiary of Onex Corporation, a Canadian publicly traded private equity investment firm. In this position, Mr. Royer provided financial, analytical, and decision-making support to the management team, and coordinated strategic plans and expenditure controls. Mr. Royer received a B.S. in Accounting from the State University of New York College at Geneseo, an MBA from Rochester Institute of Technology, and an Executive MBA from Villanova University, and is a credentialed Chartered Financial Analyst (CFA).

Ernest S. Smith, Ph.D., age 50, has served as our Senior Vice President, Research and Chief Scientific Officer since December 2008. Dr. Smith previously served as our Vice President, Research and Chief Scientific Officer from April 2003 to December 2008 and our Research Director from June 2001 to April 2003. Prior to joining us, Dr. Smith was a research scientist at the University of Rochester. Dr. Smith received a B.A. in Biology from St. John Fisher College, and an M.S. and a Ph.D. in Immunology from the University of Rochester.

Elizabeth E. Evans, Ph.D., age 50, has served as our Senior Vice President, Translational Medicine and Discovery since March 2020 and Chief Operating Officer since May 2021. Dr. Evans previously served in a variety of research and leadership roles at Vaccinex since May 2001, including as our Vice President, Preclinical Research from July 2016 to March 2020. Prior to joining us, Dr. Evans was a research scientist at the University of Rochester. Dr. Evans received a B.S. in Biology and a B.S. in Anthropology from State University of New York at Stony Brook, and an M.S. in Immunology and a Ph.D. in Pathology from the University of Rochester.

John E. Leonard, Ph.D., age 75, has served as our Senior Vice President, Development since January 2009. Prior to joining us, Dr. Leonard served as a principal at John Leonard Consulting, LLC from September 2005 to January 2009. From February 2003 until September 2009, he was the Vice President, Program Executive of Biogen Idec, Inc., a publicly traded biotechnology company, and from August 1988 until January 2003 he served in various roles in product development, regulatory affairs and quality assurance at IDEC Pharmaceuticals Corporation, which merged with Biogen, Inc. to form Biogen Idec, Inc. Dr. Leonard received a B.S. in Chemistry and an M.S. in Chemistry and Biochemistry from California State University, Long Beach, and a Ph.D. in Biochemistry from the University of California, Riverside.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and greater than 10% stockholders to file with the SEC, reports of ownership and changes in ownership regarding their holdings in Company securities.

During the fiscal year 2020, all of our directors and officers timely complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except for Mr. Friedberg, who was late in filing one Form 4, reporting two transactions. In making this statement, we have relied upon the written representations of our directors and officers, and copies of the reports that they have filed with the SEC.

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

Compensation of Named Executive Officers

This section discusses the material components of our executive compensation program, including the compensation paid to the following individuals, each of whom is one of our named executive officers for fiscal year 2021:

•	Maurice Zauderer, Ph.D., our president and chief executive officer;
•	Ernest S. Smith, Ph.D., our senior vice president, research and chief scientific officer; and
•	Scott E. Royer, our chief financial officer.

Summary Compensation Table

The following table shows certain information about the compensation of our named executive officers during the fiscal years indicated.

Name and Principal Position	Year	Salary $	Option Awards (1) $	All Other Compensation	Total $
Maurice Zauderer	2021	374,901	26,600	-	401,501
President and Chief Executive Officer	2020	357,265	87,068	-	444,333
Ernest S. Smith	2021	264,739	19,000	-	283,789
Senior Vice President, Research and Chief Scientific Officer	2020	249,706	33,840	-	283,546
Scott E. Royer	2021	242,151	11,400	-	253,551
Chief Financial Officer	2020	231,701	8,460	-	240,161

(1)

The amounts in this column reflect the aggregate grant date fair value of employee stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 12 - Stock-Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K. For 2021, Drs. Zauderer and Smith, and Mr. Royer received a grant of stock options on April 2, 2021, with an exercise price of $2.93 and a grant date fair value for each stock option of $1.90. For 2020, Dr. Zauderer received a grant of stock options on February 25, 2020, with an exercise price of $6.68 and a grant date fair value for each stock option of $3.07. Dr. Smith and Mr. Royer received a grant of stock options on February 25, 2020, with an exercise price of $6.07 and a grant date fair value of each stock option of $4.23.

Narrative to Summary Compensation Table

On March 22, 2021, the compensation committee approved a six percent base salary adjustment for Dr. Zauderer, seven percent base salary adjustment for Dr. Smith, and five percent base salary adjustment for Mr. Royer, effective as of April 1, 2021 resulting in base salaries of $380,000, $269,141, and $245,068, respectively.

In 2021, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Drs. Zauderer and Smith, and Mr. Royer each received a grant of incentive stock options on April 4, 2021 to purchase 14,000, 10,000, and 6,000 shares of our common stock, respectively, with an exercise price of $2.93, and that vest in four equal annual installments beginning on April 2, 2022 and may be exercised on a cashless basis pursuant to the 2018 Plan.

In 2020, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Dr. Zauderer received a grant of incentive stock options on February 25, 2020 to purchase 28,400 shares of our common stock with an exercise price of $6.68, and that vest in four equal annual installments beginning on February 25, 2021 and may be exercised on a cashless basis pursuant to the 2018 Plan. Dr. Smith received a grant of incentive stock options on February 25, 2020 to purchase 8,000 shares of our common stock with an exercise price of $6.07, and that vest in four equal annual installments beginning on February 25, 2021 and may be exercised on a cashless basis pursuant to the 2018 Plan. Mr. Royer received a grant of incentive stock options on February 25, 2020 to purchase 2,000 shares of our common stock with an exercise price of $6.07, and that vest in four equal annual installments beginning on February 25, 2021 and may be exercised on a cashless basis pursuant to the 2018 Plan.

We believe the 2021 compensation of our named executive officers was set at a level that appropriately rewarded our named executive officers for their contributions.

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

Outstanding Equity Awards at December 31, 2021

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2021:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Maurice Zauderer:
	10,000	10,000 (2)	4.29	03/14/2024
	2,589	--	14.90	03/31/2024
	2,589	--	14.90	06/30/2024
	7,100	21,300 (3)	6.68	02/24/2025
	3,325	--	7.10	12/23/2025
	--	14,000 (4)	2.93	04/02/2031
Ernest S. Smith:
	40,725	--	7.10	12/22/2025
	5,110	--	7.10	12/23/2025
	4,000	4,000 (2)	3.90	03/14/2029
	2,000	6,000 (3)	6.07	02/24/2030
	--	10,000 (4)	2.93	04/03/2031
Scott E. Royer:
	18,750	6,250	13.60	02/21/2028
	500	1,000 (2)	3.90	03/14/2029
	500	1,500 (3)	6.07	02/24/2030
	--	6,000 (4)	2.93	04/03/2031

(1)	All outstanding awards of stock options were granted under either our 2018 Plan or our 2011 Employee Equity Plan, or the “2011 Plan”.
(2)	This option vests in four equal annual installments beginning on March 15, 2020.
(3)	This option vests in four equal annual installments beginning on February 25, 2021.
(4)	This option vests in four equal annual installments beginning on April 2, 2022.

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

Director Compensation Tables

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2021. Directors who are also our employees receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash $	Option Awards $ (1)	Total $
Albert D. Friedberg	--	--	--
Chrystyna Bedrij Stecyk	35,000	40,000	75,000
Jacob B. Frieberg	35,000 (2)	40,000	75,000
J. Jeffrey Goater	38,750	40,000	78,750
Bala S. Manian	38,750	40,000	78,750
Gerald E. Van Strydonck	50,000	40,000	90,000
Barbara Yanni	45,000	40,000	85,000

(1)

The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 12 - Stock Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K.

(2)       For fiscal year 2021, Mr. Frieberg elected to receive stock options in lieu of his $35,000 annual retainer pursuant to our Director Compensation Program.

The following table provides information regarding equity awards held by each non-employee director as of December 31, 2021:

Name	Stock Options Outstanding (#)
Albert D. Friedberg	—
Chrystyna Bedrij Stecyk	53,673
Jacob B. Frieberg	117,549
J. Jeffrey Goater	60,222
Bala S. Manian, Ph.D.	51,983
Gerald E. Van Strydonck	75,358
Barbara Yanni	58,379

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by stockholders	1,154,563 (1)	$5.55	396,324 (2)(3)
Not approved by stockholders	--	--	--
Total	1,154,563 (1)	$5.55	396,324 (2)(3)

(1)

In connection with the adoption of the 2018 Plan, we ceased making awards under the 2011 Plan, although the terms of such plan will continue to govern the outstanding awards previously granted thereunder. This number represents shares issuable upon exercise of awards granted under the 2011 Plan and the 2018 Plan.

(2)	Excludes shares reflected in column (a). Includes 396,324 shares remaining available for issuance under our 2018 Plan.
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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 25, 2022, by (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of persons, known by us to beneficially own more than 5% of any class of our voting securities. Percentages are based on 42,664,051 shares issued and outstanding, except where noted. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Vaccinex, Inc., 1895 Mount Hope Avenue, Rochester, New York 14620.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers:
Maurice Zauderer (1)	3,582,876	(2)	8.4%
Ernest S. Smith	457,296	(3)	1.1%
Scott E. Royer	33,124	(4)	*
Directors:
Albert D. Friedberg	15,569,518	(5)	36.5%
Chrystyna Bedrij Stecyk	53,673	(6)	*
Jacob B. Frieberg	279,699	(7)	*
J. Jeffrey Goater	60,522	(8)	*
Bala S. Manian	51,983	(9)	*
Gerald E. Van Strydonck	97,358	(10)	*
Barbara Yanni	53,379	(11)	*
All directors and executive officers as a group (12 persons)	20,302,635	(12)	47.6%
Greater than 5% Stockholders:
FCMI Parent Co., et al (13)	11,580,436	(13)	27.1%
Friedberg Global-Macro Hedge Fund Ltd.(14)	3,511,894	(14)	8.2%
Vaccinex (Rochester), L.L.C. (15)	2,899,554	(15)	6.8%

*Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Dr. Zauderer is also a director of the Company.
(2)

Includes (a) presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 80,204 shares of our common stock, (b) 213,209 shares and 212,161 shares of common stock held directly by the Jeremy Zauderer Trust and the Jordan Zauderer Trust, respectively, over which Dr. Zauderer exercises voting and investment power, and (c) 2,899,554 shares held by Vaccinex (Rochester), L.L.C., or Vaccinex LLC, of which Dr. Zauderer is the president and a majority owner.  Dr. Zauderer exercises voting and investment power over the shares held by Vaccinex LLC.

(3)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 58,339 shares of our common stock.
(4)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 28,625 shares of our common stock.
(5)

Includes (a) 439,555 shares owned directly by Mr. Friedberg, (b) 11,580,436 shares held by FCMI Parent Co., (c) 37,633 shares held by Pan Atlantic Holdings Ltd., or Pan Atlantic, and (d) 3,511,894 shares held by Friedberg Global Macro Hedge Fund Ltd., or G-M Fund, of which the Friedberg Mercantile Group, Ltd., or FMG, is the investment manager. Mr. Friedberg, directly and through his control over FCMI Parent, shares held by members of his family and trusts for the benefit of members of his family, may be considered the beneficial owner of all of the common stock beneficially owned by FCMI Parent. By virtue of his control of FCMI Parent, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned directly by its wholly-owned subsidiaries, FCMI and Pan Atlantic. By virtue of his control of FMG, which exercises voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned by G-M Fund.
(6)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 53,673 shares of our common stock.
(7)

Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 117,549 shares of our common stock, (b) 94,510 shares held by Benbow Estates, Ltd., an entity owned by Mr. Frieberg’s wife and of which Mr. Frieberg is an officer, and (c) 4,121 shares held by Gee Eff Services Limited, an entity solely owned by Mr. Frieberg and of which Mr. Frieberg is the president.

(8)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 60,222 shares of our common stock.
(9)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 51,983 shares of our common stock.
(10)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 73,358 shares of our common stock.
(11)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 53,379 shares of our common stock.
(12)	Includes presently exercisable, or exercisable within 60 days of March 25, 2022, stock options for 627,667 shares of our common stock.
(13)

Includes 37,633 shares held by Pan-Atlantic. Mr. Friedberg is the majority owner, a director and the president of FCMI Parent and shares voting and investment power over the shares held by FCMI Parent. This information is derived from the Amendment No. 4 to Schedule 13D filed by FCMI Parent on February 14, 2022. The address for FCMI Parent is 181 Bay Street, Suite 250, Toronto, Ontario Canada M5J 2T3.

(14)

Includes 3,511,894 shares held by G-M fund, of which FMG is the investment manager. By virtue of his control of FMG, which exercise voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg may be deemed to possess voting and dispositive power over the shares owned by G-M Fund. This information is derived from the Amendment No. 4 to Schedule 13D filed by G-M Fund on February 14, 2022. The registered office address of G-M Fund is 190 Elgin Avenue George Town, Cayman Islands KY1-9005.

(15)

Mr. Zauderer is the president and a majority member of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC. This information is derived from the Schedule 13D filed by Vaccinex LLC on February 10, 2022. The address for Vaccinex LLC is 44 Woodland Rd, Pittsford, NY 14534.

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

The following is a description of transactions since January 1, 2020 to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or any affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment and compensation arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

We lease our corporate headquarters facility from 1895 Management, Ltd., which is a wholly owned, indirect subsidiary of FCMI Parent.  We incurred rent of $174,000 and $169,000 under this lease for the years ended December 31, 2021 and 2020, respectively. The lease agreement, as currently amended, requires monthly rental payments of $14,511 through expiration of the lease on October 31, 2022.

Surface Oncology, Inc.

In November 2017, we entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. J. Jeffrey Goater, a member of our board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. We have invoiced an aggregate of approximately $2,005,446 under this agreement through December 31, 2021. Additional amounts may be payable to us on a fee-for-service basis in connection with research to be performed under the agreement. In the third quarter of 2019, Surface purchased its option to obtain an exclusive license to make, use, sell and import products incorporating antibodies targeting the first antigen and exercised its option to obtain an exclusive license to use two antibodies targeting the second antigen to perform research activities. The exclusive research license agreement, which we entered into in September 2019, provides for an upfront fee of $100,000 an annual maintenance fees up to an aggregate of $250,000. In 2021, $50,000 was received in annual maintenance fees, and $850,000 was received for a product license.

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

The board of directors has determined that Messrs. Frieberg and Van Strydonck, Dr. Manian, and Mses. Yanni and Bedrij Stecyk are each independent. The members of the audit, compensation, and nominating and corporate governance committees of the board of directors are each independent. The exemptions afforded to a “Controlled Company,” as defined by Nasdaq, set forth in Nasdaq Listing Rule 5615(c)(3), with respect to nominating committees, exempts a company that ceased being a Controlled Company from Nasdaq’s independent nominating committee requirements by allowing a phase-in schedule for compliance. Under this phase-in schedule, because the Company ceased qualifying as a Controlled Company on July 13, 2020, all of its members of the nominating and corporate governance committee must be independent by July 13, 2021. The Company relied on this exemption with respect to the nominating and corporate governance committee while it is available to the Company.

Item 14. Principal Accounting Fees and Services.

Fees for Professional Services Provided by Deloitte & Touche LLP

The following table shows fees for professional services provided by Deloitte & Touche LLP during the fiscal year ended December 31, 2021 and the fiscal year ended December 31, 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees	$290,000	$565,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$290,000	$565,500

Audit fees during fiscal year 2021 and fiscal year 2020 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for related services that are normally provided in connection with registration statements and the offerings of our securities. Additionally, audit fees during fiscal year 2020 included fees for professional services rendered in connection with the various S-3 filing and prospectus supplement filings throughout the year, including upsizing our ATM facility. There were no audit-related fees, tax fees or other fees incurred during fiscal year 2021 or fiscal year 2020.

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

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2018).

3.2	Amended and Restated Bylaws of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 13, 2018).

4.1	Description of Common Stock (incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

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

10.16

Purchase Agreement by and between the Company and Keystone Capital Partners, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.17

Registration Rights Agreement by and between the Company and Keystone Capital Partners, LLC, dated March 27, 2020 (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.18	Note by and between the Company and Five Star Bank, dated May 8, 2020 (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020).

10.19

Form of 7% Original Issue Discount Senior Secured Convertible Debenture due August 3, 2021 (incorporated herein by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.20

Form of Security Agreement by and between the Company and 3i, LP, as Collateral Agent (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.21

Separation Agreement by and between the Company and Raymond E. Watkins dated December 9, 2020 (incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

21.1	Subsidiaries of the Company (incorporated herein by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
+	Management contract.
†	The Company was granted confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaccinex, Inc.

Date: March 31, 2022	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	March 31, 2022
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Scott E. Royer, CFA, MBA	Chief Financial Officer	March 31, 2022
Scott E. Royer, CFA, MBA	(Principal Financial and Accounting Officer)

Chairman of the Board
Albert D. Friedberg

/s/ Chrystyna Bedrij Stecyk	Director	March 31, 2022
Chrystyna Bedrij Stecyk

/s/ Jacob B. Frieberg	Director	March 31, 2022
Jacob B. Frieberg

/s/ J. Jeffrey Goater	Director	March 31, 2022
J. Jeffrey Goater

/s/ Bala S. Manian, Ph.D.	Director	March 31, 2022
Bala S. Manian, Ph.D.

/s/ Gerald E. Van Strydonck	Director	March 31, 2022
Gerald E. Van Strydonck

Director
Barbara Yanni

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vaccinex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaccinex, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

We have served as the Company’s auditor since 2014.

VACCINEX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,589	$10,596
Accounts receivable	-	157
Prepaid expenses and other current assets	816	533
Total current assets	9,405	11,286
Property and equipment, net	297	416
Operating lease right-of-use asset	141	-
TOTAL ASSETS	$9,843	$11,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,061	$3,169
Accrued expenses	980	1,937
Senior secured convertible debt, net	-	8,074
Current portion of long-term debt	74	-
Operating lease right-of-use liability	141	-
Total current liabilities	2,256	13,180
Long-term debt	175	1,134
TOTAL LIABILITIES	2,431	14,314
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of December 31, 2021, and December 31, 2020; 30,801,962 and 22,388,027 shares issued as of December 31, 2021 and December 31, 2020, respectively; 30,801,110 and 22,387,175 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	307,281	250,914
Treasury stock, at cost; 852 shares of common stock as of December 31, 2021 and December 31, 2020, respectively	(11)	(11)
Accumulated deficit	(299,861)	(277,481)
Total Vaccinex, Inc. stockholders’ equity (deficit)	7,412	(26,575)
Noncontrolling interests	-	23,963
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,412	(2,612)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,843	$11,702

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$900	$625
Costs and expenses:
Cost of revenue	-	2
Research and development	17,160	21,549
General and administrative	6,230	7,405
Total costs and expenses	23,390	28,956
Loss from operations	(22,490)	(28,331)
Interest expense	(809)	(489)
Gain on forgiveness of PPP loan	876	-
Other income (expense), net	43	(31)
Loss before provision for income taxes	(22,380)	(28,851)
Provision for income taxes	-	-
Net loss	(22,380)	(28,851)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(22,380)	$(28,851)
Comprehensive loss	$(22,380)	$(28,851)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.78)	$(1.54)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	28,849,197	18,786,768

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2020	14,887,999	$1	$222,403	852	$(11)	$(248,630)	$(26,237)	$23,963	$(2,274)
Issuance of Common Shares	7,450,004	2	28,473	-	-	-	28,475	-	28,475
Stock-based compensation	20,000	-	732	-	-	-	732	-	732
Exercise of stock options	3,783	-	19	-	-	-	19	-	19
Exchange of Vaccinex Products LP Units for common shares	26,241	-	-	-	-	-	-	-	-
Common shares issuance costs	-	-	(713)	-	-	-	(713)	-	(713)
Net loss	-	-	-	-	-	(28,851)	(28,851)	-	(28,851)
Balance as of December 31, 2020	22,388,027	3	250,914	852	(11)	(277,481)	(26,575)	23,963	(2,612)
Issuance of common shares	5,937,900	-	32,848	-	-	-	32,848	-	32,848
Common shares issuance costs	-	-	(985)	-	-	-	(985)	-	(985)
Exchange of partnership units for common shares (Note 10)	2,466,056	-	23,963	-	-	-	23,963	(23,963)	-
Shares issued for compensation	9,979	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	541	-	-	-	541	-	541
Net loss	-	-	-	-	-	(22,380)	(22,380)	-	(22,380)
Balance as of December 31, 2021	30,801,962	$3	$307,281	852	(11)	$(299,861)	$7,412	$-	$7,412

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,380)	$(28,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	169	307
Debt related charges included in interest expense	458	297
Stock-based compensation	541	732
Change in fair value of derivative liability	-	(65)
Gain on forgiveness of PPP loan	(876)	-
Changes in operating assets and liabilities:
Accounts receivable	157	741
Prepaid expenses and other current assets	(302)	(197)
Accounts payable	(2,108)	122
Accrued expenses	(957)	(1,733)
Net cash used in operating activities	(25,298)	(28,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	(290)
Net cash used in investing activities	(32)	(290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,848	17,000
Redemption of convertible debt	(8,531)	(108)
Payments of common stock issuance costs	(985)	(713)
Payments of long-term debt	(9)	-
Proceeds from private offering of common stock	-	11,475
Proceeds from issuance of convertible debt, net of discount	-	8,000
Payments of convertible debt issuance costs	-	(50)
Proceeds from long-term debt	-	1,134
Proceeds from exercise of stock options	-	19
Net cash provided by financing activities	23,323	36,757
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,007)	7,820
CASH AND CASH EQUIVALENTS–Beginning of period	10,596	2,776
CASH AND CASH EQUIVALENTS–End of period	$8,589	$10,596
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in prepaid assets	$19	$-
Forgiveness of PPP loan	$876	$-
Purchase of property and equipment in accounts payable	$-	$(161)

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Notes to Consolidated Financial Statements

1.	COMPANY AND NATURE OF BUSINESS

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had losses from operations of $22.4 million and $28.9 million and negative cash flows from operating activities of $25.3 million and $28.6 million for the years ended December 31, 2021 and 2020, respectively, and an accumulated deficit of $299.9 million and $277.5 million as of December 31, 2021 and 2020, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Pandemic

In order to mitigate the spread of COVID-19, governments have at times imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The Company has complied with state reopening guidance and has allowed research and development staff to begin working in the laboratory when necessary and using recommended health and safety precautions. The COVID-19 pandemic has impacted the expected timing of the Company’s clinical trials, the economy, the biotechnology industry, and the Company’s business. For example, the Company previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020, but the initial enrollment date was delayed until the first half of 2021. In addition, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received the PPP Loan (See Note 9). The Company may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact its business,

VACCINEX, INC.

Notes to Consolidated Financial Statements

including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the consolidated application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the consolidated financial statements.

Basis of Presentation and Consolidation

These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. As of December 31, 2020, the Company’s accounts included Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”), and VX3 (DE) LP, a Delaware limited partnership (“VX3”). VX3 was established in October 2017 by a group of Canadian investors and was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary. During the year ended December 31, 2021 all remaining limited partnership interests in VX3 were exchanged for shares of our common stock in accordance with the terms of the respective exchange agreement (See Note 11 and Note 16). Vaccinex Products and VX3 were subsequently dissolved as of September 3, 2021 and accordingly no longer are included in the condensed consolidated financial statements. The Company consolidates any VIE of which it is the primary beneficiary. The Company presents its noncontrolling interests as a separate component of stockholders’ equity (deficit). Prior to the exchange of partnership units for common shares (see Note 11) the company presented the net loss of VX3 equal to the percentage ownership interest retained in such entity by the respective noncontrolling party, and as a separate component within its consolidated statements of operations and comprehensive loss. There were no gains or losses for Vaccinex Products or VX3 for the year ended December 31, 2021, and the financial position of Vaccinex Products and VX3 were not material as of December 31, 2020. All intercompany transactions and balances have been eliminated.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses, convertible promissory notes, and derivative liabilities. Cash equivalents and marketable securities are stated at fair value. Prepaid expenses and other current assets, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The Company’s derivative instrument related to certain features embedded within the Debenture is discussed in Note 10. The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are recorded as interest expense in the Company’s consolidated statement of operations and comprehensive loss.

Financing Activities and Offering Costs

During the year ended December 31, 2021, we raised total proceeds of approximately $31.9 million, net of commissions and discounts before expenses, from the sale of 5,937,900 shares of common stock through an open market sale agreement, described further below.

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

The Company has incurred certain costs in connection with its securities offerings with Jefferies and Keystone that occurred in 2020. The Company capitalizes such deferred offering costs, which consist of direct, incremental legal, professional, accounting, and other third-party fees. The deferred offering costs will be offset against offering proceeds upon the completion of an offering. Should the offering be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s condensed consolidated statement of operations and comprehensive loss. Accordingly, $713,000 of offering costs associated with the ATM Facility and Keystone were charged against paid in capital during the year ended December 31, 2020. There were no deferred offering costs on the consolidated balance sheet at December 31, 2021 or 2020.

In August 2020, we entered into a Securities Purchase Agreement (the “SPA”), with 3i, LP, (“3i”) as collateral agent and purchaser (the “Convertible Debt Financing”). Pursuant to the SPA, on August 3, 2020, we issued a 7% Original Issue Discount Senior Secured Convertible Debenture (“Senior Secured Convertible Debenture” or “the Debenture”), in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%. The Debenture matured on August 3, 2021 and was paid in full.

In addition, on May 8, 2020, the Company received a loan of $1.1 million from Five Star Bank (the “PPP Loan”) under the Paycheck Protection Program established as a part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (See Note 9).

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2021 and 2020.

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

The Company’s derivative instrument related to certain features embedded within the Debenture is discussed in Note 10. The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are recognized in the Company’s consolidated statement of operations and comprehensive loss.

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. There was no treasury stock repurchased for the years ended December 31, 2021 and 2020.

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, license, development and commercialization agreements.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Grant Revenue

From time to time, the Company receives certain grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. We recognize revenue from these contracts as we perform services under these arrangements when the funding is received. Revenues and related expenses are presented gross in the consolidated statements of operations and comprehensive loss as we have determined we control the arrangement as the primary obligor under the arrangements relative to the research and development services we perform. During the year ended December 31, 2020 the Company recorded grant revenue related to funds received from the Alzheimer’s Association of $575,000. No grant revenue was recorded for the year ended December 31, 2021.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Segment and Geographic Information

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of December 31, 2021, and 2020, all long-lived assets are located in the United States.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

For purposes of this calculation, stock options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Vaccinex, Inc. common stockholders as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02), which requires a lessee to recognize in its consolidated balance sheet a liability to make lease payments and also a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, requiring the use of a modified retrospective transition approach. In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements to ASC 842, Leases, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company has elected this new transition approach using the effective date of the standard, of which comparative periods will be presented in accordance with the previous guidance in Accounting Standards Codification (“ASC”) 840, Leases. The Company adopted his standard on January 1, 2021.

The Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made accounting policy elections to keep leases with an initial term of 12 months or less off of its balance sheet and not separating lease components from non-lease components for the lease of the Company’s headquarters.

The largest impact was the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet, as the Company’s lease portfolio primarily consists of an operating lease for its corporate headquarters in Rochester, New York. The Company recognized right-of-use assets and corresponding lease liabilities of approximately $0.3 million at the date of adoption. The results of operations were not changed significantly as a result of adopting the new standard.

3.	BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Leasehold improvements	$3,213	$3,174
Research equipment	3,499	3,499
Furniture and fixtures	350	350
Computer equipment	284	273
Property and equipment, gross	7,346	7,296
Less: accumulated depreciation and amortization	(7,049)	(6,880)
Property and equipment, net	$297	$416

Depreciation expense related to property and equipment was $169,000 and $307,000 for the years ended December 31, 2021 and 2020, respectively.

VACCINEX, INC.

Notes to Consolidated Financial Statements

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Accrued clinical trial cost	$468	$987
Accrued payroll and related benefits	409	428
Accrued consulting and legal	74	225
Accrued interest	-	250
Accrued other	29	47
Accrued expenses	$980	$1,937

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

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$426	$426	$-	$-
Total Financial Assets	$426	$426	$-	$-

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,026	$1,026	$-	$-
Total Financial Assets	$1,026	$1,026	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2021 and 2020.

VACCINEX, INC.

Notes to Consolidated Financial Statements

The Debenture, as discussed in Note 10, contained embedded derivative features that were required to be bifurcated and remeasured each reporting period. Each quarter, the change in the fair value of the embedded derivative features, if any, was recorded in the Consolidated Statement of Operations and Comprehensive Loss. The Company uses a binomial lattice valuation model to derive the value of the embedded derivative features, which initially valued the bifurcated embedded derivative at $65,000. The fair value of the derivative liability was $0 at December 31, 2020. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the credit spread. The first three aforementioned inputs are based on observable market data and are considered Level 1 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs. This fair value measurement is considered a Level 3 measurement within the fair value hierarchy.
5.	LICENSE AND SERVICES AGREEMENT

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3, which was formed by a group of Canadian investors including the Company’s majority stockholder, FCMI Parent Co. (“FCMI Parent”). VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, the Company’s most advanced product candidate. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada. In return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company would carry out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3. The VX3 License Agreement expires upon the last to expire licensed patent and may be terminated by either party upon uncured material breach, the occurrence of certain transactions or financings, uncured failure of VX3 to make payment due under the Services Agreement, or upon written notice after November 6, 2020. The Services Agreement may be terminated by either party upon an uncured material breach and is automatically terminated upon termination of the VX3 License Agreement. The VX3 License Agreement provides that upon termination, the Company will issue to VX3 or its designees the number of shares of the Company’s common stock equal to the lesser of (1) the aggregate of all payments made to VX3 by its partners divided by $18.20 and (2) the then fair market value of VX3 divided by the then fair market value of one share of the Company’s common stock.

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

During the year ended December 31, 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3 were exchanged for 1,318797 shares of our common stock in accordance with the terms of the respective exchange agreement and Vaccinex Products and VX3 were dissolved as of September 3, 2021 (See Note 11 and Note 16). Prior to the exchanges, the Company had a variable interest in VX3 through FCMI Parent, which is majority owned and controlled by the Company’s chairman, and it controlled 90% of VX3’s voting interest as of December 31, 2020. VX3 did not have any business operations or generate any income or expenses and was primarily a funding mechanism specifically for the benefit of the Company, as its only activities consisted of the receipt of funding and the contribution of such funding to the Company. Therefore, the Company determined that it was the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s consolidated financial statements accordingly.

For each of the years ended December 31, 2021 and 2020, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements. Noncontrolling equity interests did not participate in a proportionate share of the Company’s net losses for each of the years ended December 31, 2021 and 2020 pursuant to the aforementioned partnership, license, services and exchange agreements.

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2021 the Company recorded $850,000 of revenue for a product license for the first target. During each of the years ended December 31, 2021 and 2020, the Company recorded $50,000 of revenue for an annual maintenance fee for the exclusive product license.

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

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2021, and 2020, the Company was not involved in any material legal proceedings.

VACCINEX, INC.

Notes to Consolidated Financial Statements

8.	LEASES

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. Following entry into a lease extension agreement in August 2020, the lease agreement requires monthly rental payments of $14,511 through October 31, 2022. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility. The Company has elected the practical expedient on not separating lease components from non-lease components.

The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company utilized its incremental borrowing rate for the applicable lease, which was 7.0%. The Company recognizes lease expense on a straight-line basis over the remaining lease term.

Under the guidance prescribed in ASC 842, the Company elected the practical expedient which does not require re-evaluation of the lease classification upon adoption, therefore, the Company’s conclusion that the 1895 Mt Hope Ave Lease was an operating lease, remains. As such, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability on the consolidated balance sheets of $0.3 million. As of December 31, 2021, the future minimum payments for the operating leases total $145,110 in 2022, less imputed interest of $4,549, for an operating lease liability of $140,561 as of December 31, 2021. For the year ended December 31, 2021, cash paid for amounts included in the measurement of lease liabilities was $174,000.

Rent expense incurred under the operating lease for each of the years ended December 31, 2021 and 2020 was $174,000 and $169,000 respectively and is a component of general and administrative expense.

9.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and will be repaid in monthly payments of $6,334. The Company had been accruing interest of the original amount of the PPP loan until forgiveness was granted, and was the related interest accrual was adjusted resulting in a reduction of interest expense of $4,000 in 2021 within its consolidated statement of operations and comprehensive loss,

10.      CONVERTIBLE DEBENTURE

The senior secured convertible debt comprises the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Senior secured convertible debenture	$-	$8,531
Unamortized original issuance discount and debt issuance costs	-	(458)
Total convertible debt	$-	$8,074

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Subject to the satisfaction of certain conditions, at any time, the Company could have elected to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued unpaid interest on the amount being redeemed and an amount due under the Interest Make-Whole (the “Optional Redemption”).

The Debenture also provided that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture (“Mandatory Redemption”). Any redemption in this circumstance will be at the election of the holder. Consistent with the Optional Conversion or Optional Redemption provisions, the Mandatory Redemption is subject to the Interest Make-Whole. During the year ended December 31, 2021 and 2020, respectively, the Company made payments under the Mandatory Redemption provision totaling $6,372,575 and $116,329 consisting of $5,955,678 and $108,719 for principal repayments and $416,897 and $7,610 for accrued and make-whole interest.

The Company evaluated the Debenture and determined that the Interest Make-Whole feature and Optional Redemption meet the definition of an embedded derivative liability measured at fair value. On the issuance date, August 3, 2020, the fair value of the bifurcated embedded derivative liability was $65,000.

The Company incurred $50,000 in fees paid to 3i in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortized the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate was 16.54%. Total interest expense under the Senior Secured Convertible Debenture for the years ended December 31, 2021 and 2020 was $358,105 and $554,303, respectively, prior to impact of change in fair value of derivative liability.

The fair value of the derivative liability as of December 31, 2020 was $0. The Company recorded the change in the fair value of $65,000 as a reduction to interest expense in its consolidated statement of operations and comprehensive loss.

11.	COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of December 31, 2021	As of December 31, 2020
Shares underlying outstanding stock options	1,154,563	832,868
Shares available for future stock option grants	396,324	267,275
Exchange of Vaccinex Products, LP units	-	1,147,259
Exchange of VX3 units	-	1,318,797
Total shares of common stock reserved	1,550,887	3,566,199

During the year ended December 31, 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3, and Vaccinex Products were exchanged for 1,318,797 and 1,147,259 shares of the Company’s common stock at par value of $0.0001 per share in accordance with the terms of the respective exchange agreements (see Note 16). During the year ended December 31, 2020, 26,241 units of Vaccinex Products were exchanged for shares of the Company’s common stock at par value of $0.0001 per share.

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2020	579,731	$8.04	7.0	$120
Granted	330,845	4.45
Exercised	(3,783)	5.11		$3
Forfeited	(73,925)	5.82
Balance as of December 31, 2020	832,868	6.83	6.9	$2
Granted	346,944	2.47
Exercised	-	-		$-
Forfeited	(25,249)	5.62
Balance as of December 31, 2021	1,154,563	$5.55	6.9	$-
Exercisable as of December 31, 2021	671,042	$7.16	5.7	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the years ended December 31, 2021 and 2020 was $1.60 and $2.70 per share, respectively. The aggregate grant date fair value of stock options that vested during the years ended December 31, 2021 and 2020 was $322,067 and $732,408, respectively.

VACCINEX, INC.

Notes to Consolidated Financial Statements

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2021 and 2020. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date. The intrinsic value of exercisable awards at December 31, 2021 was $0.

As of December 31, 2021, and 2020, total unrecognized compensation cost related to stock options granted to employees was $621,996 and $628,036, respectively, which is expected to be recognized over a weighted-average period of 2.1 and 2.5 years, respectively.

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

Expected Term

The expected term represents the period that the Company’s stock option awards are expected to be outstanding. Stock options granted have a maximum contractual life of 10 years. The Company estimates the expected term of the stock option to be 6.0 years based on historical data on employee exercises and post-vesting employment termination behavior.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.0	6.3
Expected volatility	75%	75%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$160	$129
General and administrative	381	603
Total stock-based compensation expense	$541	$732

13.	INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2021 and 2020. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of December 31, 2021.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.3	5.1
Research and development credit, net	5.5	8.2
Non-deductible items and others	0.6	(0.2)
Change in valuation allowance	(32.4)	(34.1)
Total	0.0%	0.0%

VACCINEX, INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$73,802	$67,737
Research and development tax credits	21,717	20,513
Depreciation and amortization	394	424
Reserves and accruals	96	229
Other	449	381
Total deferred tax assets	96,458	89,284
Less: valuation allowance	(96,458)	(89,284)
Net deferred tax assets	-	-
Deferred tax liability:
Net deferred tax assets and liability	$-	$-

The Company’s valuation allowance increased by $7.2 million and by $9.8 million for the years ended December 31, 2021 and 2020, respectively, in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2021 and 2020. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance and the realization of the Company’s deferred tax assets.

As of December 31, 2021, the Company had federal and state operating loss carryforwards of $280.2 million and $291.3 million, which begin to expire in the years ending December 31, 2024 and 2034, respectively. The Company had federal research and development tax credit carryforwards of $21.7 million as of December 31, 2021. This credit began expiring in the year ending December 31, 2021.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the IRC), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state jurisdictions. The tax years from January 1, 2018 to December 31, 2021 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2021, and 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

VACCINEX, INC.

Notes to Consolidated Financial Statements

14.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	1,042,877	766,638
Contingently issuable common stock prior to exchange of Vaccinex Products, LP units	557,029	1,164,791
Contingently issuable common stock prior to exchange of VX3 units	612,876	1,318,797

15.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 31, 2021 and 2020, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
16.	RELATED PARTY TRANSACTIONS

As discussed in Note 9, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $174,000 and $169,000, respectively, for each of the years ended December 31, 2021 and 2020.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chief Executive Officer and a director of Surface. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the years ended December 31, 2021 and 2020, respectively, the Company recorded $50,000 of revenue per year as an annual maintenance fee for the exclusive product license. During the year ended December 31, 2021 the Company recorded $850,000 of revenue for a product license for the first target.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

17.	SUBSEQUENT EVENT

In January 2022, the Company sold 3,115,197 shares of the Company’s common stock at a weighted average price of $1.16 through the Open Market Sale Agreement, for net proceeds of $3.5 million. In addition, the Company received proceeds of $9.7 million from a private placement of 8,747,744 shares of common stock to various investors at a price of $1.11. per share.

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 8,747,744 shares of its common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co., the Company’s majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Friedberg Global-Macro Hedge Fund Ltd., which is also controlled by Albert D. Friedberg, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, purchased 5,495,493 shares of our common stock for aggregate purchase price of $6.1 million, respectively, in the January 2022 Private Placement. In connection with the January 2022 Private Placement, on January 31, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company agreed, among other things, to use its reasonable best efforts to file with the SEC a registration statement on Form S-3 covering the resale of the Investors’ Shares within 75 calendar days from the closing of the Private Placement and commercially reasonable efforts to cause such registration statement to become effective on or prior to 105 calendar days from the closing date.