Form 10-Q
period 2022-03-31
VACCINEX, INC.
filed 2022-05-16
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 42,664,051 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,803	$8,589
Prepaid expenses and other current assets	963	816
Total current assets	17,766	9,405
Property and equipment, net	256	297
Operating lease right-of-use asset	99	141
TOTAL ASSETS	$18,121	$9,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589	$1,061
Accrued expenses	1,015	980
Current portion of long-term debt	74	74
Operating lease liability	99	141
Total current liabilities	1,777	2,256
Long-term debt	156	175
TOTAL LIABILITIES	1,933	2,431
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 42,664,903 and 30,801,962 shares issued as of March 31, 2022 and December 31, 2021, respectively; 42,664,051 and 30,801,110 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	320,651	307,281
Treasury stock, at cost; 852 shares of common stock as of March 31, 2022 and December 31, 2021, respectively	(11)	(11)
Accumulated deficit	(304,456)	(299,861)
TOTAL STOCKHOLDERS’ EQUITY	16,188	7,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,121	$9,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$-	$850
Costs and expenses:
Research and development	2,966	5,513
General and administrative	1,628	1,577
Total costs and expenses	4,594	7,090
Loss from operations	(4,594)	(6,240)
Interest expense	(1)	(332)
Other income (expense), net	-	(2)
Loss before provision for income taxes	(4,595)	(6,574)
Provision for income taxes	-	-
Net loss	(4,595)	(6,574)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(4,595)	$(6,574)
Comprehensive loss	$(4,595)	$(6,574)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.12)	$(0.26)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	38,758,283	25,216,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)
Issuance of Common Shares	5,937,900	—	31,863	—	—	—	31,863	—	31,863
Stock-based compensation	—	—	104	—	—	—	104	—	104
Shares issued for compensation	9,979	—	—	—	—	—	—	—	—
Exchange of VX3 Units for common shares	109,900	—	2,000	—	—	—	2,000	(2,000)	—
Net loss	—	—	—	—	—	(6,574)	(6,574)	—	(6,574)
Balance as of March 31, 2021	28,445,806	$3	$284,881	852	$(11)	$(284,055)	$818	$21,963	$22,781

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022	30,801,962	$3	$307,281	852	$(11)	$(299,861)	$7,412	$—	$7,412
Issuance of Common Shares	11,862,941	1	13,229	—	—	—	13,230	—	13,230
Stock-based compensation	—	—	141	—	—	—	141	—	141
Net loss	—	—	—	—	—	(4,595)	(4,595)	—	(4,595)
Balance as of March 31, 2022	42,664,903	$4	$320,651	852	$(11)	$(304,456)	$16,188	$—	$16,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,595)	$(6,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41	55
Debt related charges included in interest expense	-	176
Stock-based compensation	141	104
Changes in operating assets and liabilities:
Accounts receivable	-	149
Prepaid expenses and other current assets	(147)	(383)
Accounts payable	(472)	70
Accrued expenses	35	(711)
Net cash used in operating activities	(4,996)	(7,114)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,519	31,863
Redemption of convertible debt	-	(5,956)
Payments of long-term debt	(19)	-
Proceeds from private offering of common stock	9,710	-
Net cash provided by financing activities	13,210	25,907
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,214	18,793
CASH AND CASH EQUIVALENTS–Beginning of period	8,589	10,596
CASH AND CASH EQUIVALENTS–End of period	$16,803	$29,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $5.0 million for the three months ended March 31, 2022, and an accumulated deficit of $304.5 million as of March 31, 2022. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed consolidated financial statements are issued.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating different strategies to obtain the required funding for future operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances, or licensing arrangements with third parties.  There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms.  Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

COVID-19 Pandemic

In order to mitigate the spread of COVID-19, governments have at times imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The Company has complied with state reopening guidance and has allowed research and development staff to begin working in the laboratory when necessary and using recommended health and safety precautions.  The COVID-19 pandemic has impacted the expected timing of the Company’s clinical trials, the economy, the biotechnology industry, and the Company’s business. For example, the Company previously anticipated initiating a trial of pepinemab in Alzheimer’s disease in mid-2020 but the initial enrollment date was delayed until the first half of 2021.  In addition, to mitigate the impacts of the COVID-19 pandemic, including impacts on the Company’s ability to raise capital and to maintain its personnel, the Company applied for and received a PPP Loan (See Note 9).  The Company may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact its business, including disruption of research and development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and difficulties in raising additional capital.  The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Through the period ended September 3, 2021, the Company’s accounts included Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”), and VX3 (DE) LP, a Delaware limited partnership (“VX3”). Subsequently on September 3, 2021, Vaccinex Products and VX3 were dissolved when all remaining partnership interests were exchanged for shares of our common stock. Accordingly, prior to dissolution, these condensed consolidated financial statements reflect the accounts and operations of the Company for the three months ended March 31, 2021and those of its subsidiaries in which the Company had a controlling financial interest.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

The Company’s derivative instrument related to certain features embedded within the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture (“the Debenture”) is discussed in Note 10. The derivative is accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments are included in interest expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

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

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Leasehold improvements	$3,213	$3,213
Research equipment	3,499	3,499
Furniture and fixtures	350	350
Computer equipment	284	284
Property and equipment, gross	7,346	7,346
Less: accumulated depreciation and amortization	(7,090)	(7,049)
Property and equipment, net	$256	$297

Depreciation expense related to property and equipment was $41,000 and $55,000 for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021

Accrued clinical trial cost	$434	$468
Accrued payroll and related benefits	354	409
Accrued consulting and legal	189	74
Accrued other	38	29
Accrued expenses	$1,015	$980

Note 4.	FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$14,298	$14,298	$-	$-
Total Financial Assets	$14,298	$14,298	$-	$-

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$426	$426	$-	$-
Total Financial Assets	$426	$426	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the three months ended March 31, 2022 and 2021.

Note 5.	LICENSE AND SERVICES AGREEMENT

In November 2017, the Company entered into a license agreement (the “VX3 License Agreement”) with VX3, which was formed by a group of Canadian investors including the Company’s majority stockholder, FCMI Parent Co. (“FCMI Parent”). VX3 was created for the purpose of funding the Company’s research and development activities for pepinemab, the Company’s most advanced product candidate. Under the VX3 License Agreement, the Company granted VX3 the license to use, make, have made, sell, offer and import pepinemab for the treatment of Huntington’s disease in the U.S. and Canada. In return, VX3 agreed to fund research and development activities with up to an aggregate of $32.0 million in milestone payments to the Company and to share any pepinemab profits and sublicensing revenue under the agreement in an amount based on a calculation set forth in the agreement. The Company also entered into a services agreement with VX3 (the “Services Agreement”), pursuant to which the Company carried out development activities for pepinemab for the treatment of Huntington’s disease in the U.S. and Canada in exchange for services payments from VX3.

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

Subsequently during 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3 were exchanged for 1,318,797 shares of our common stock in accordance with the terms of the respective exchange agreement and Vaccinex Products and VX3 were dissolved as of September 3, 2021 and the VX3 License Agreement and Service Agreement were terminated.

  Prior to the exchanges, the Company had a variable interest in VX3 through FCMI Parent, which was majority owned and controlled by the Company’s chairman, and which controlled 98% of VX3’s voting interest as of March 31, 2021.  VX3 did not have any business operations or generate any income or expenses and was primarily a funding mechanism specifically for the benefit of the Company, as its only activities consisted of the receipt of funding and the contribution of such funding to the Company.  Therefore, the Company determined that it was the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

For the three months ended March 31, 2021, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements.  Noncontrolling equity interests did not participate in a proportionate share of the Company’s net losses for the three month period ended March 31, 2021 pursuant to the aforementioned partnership, license, services and exchange agreements.
Note 6.	COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also may grant Surface a non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. The Company recorded revenue of $850,000 for the three months ended March 31, 2021, related to its agreement with Surface, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2022 and, December 31, 2021 the Company was not involved in any material legal proceedings.

Note 8.	LEASES

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

As of March 31, 2022, the future minimum payments for the operating leases total $101,577 in 2022, less imputed interest of $2,328, for an operating lease liability of $99,249 as of March 31, 2022. For the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $43,500.

Lease expense incurred under the operating lease for each of the three months ended March 31, 2022 and 2021 was $43,500 and is a component of general and administrative expense.

Note 9.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness.  On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced.  The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334.  The Company has recorded interest expense of $1,000 and $3,000 for the three months ended March 31, 2022 and 2021, respectively on its condensed statement of operations and comprehensive loss. loss, respectively.

Note 10. CONVERTIBLE DEBENTURE

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

As of August 3, 2021, the Company repaid in full its 7% Original Issue Discount Senior Secured Convertible Debenture due August 3, 2021 (the “Debenture”), issued pursuant to the Securities Purchase Agreement, dated as of July 30, 2020, with 3i, LP, as collateral agent (the “SPA”), by making a payment of $2,755,895, representing all principal and interest due at maturity.  The Company has no further obligation under the Debenture and incurred no early termination or prepayment penalties in connection with the repayment.

As a result of the repayment of the Debenture, (i) the Security Agreement dated as of July 31, 2020, between the Company and 3i, LP, as collateral agent, pursuant to which the Company granted a security interest in certain assets of the Company as collateral to secure the Debenture, (ii) the stock underlying the Debenture, and (iii) the SPA, were terminated.

Subject to the satisfaction of certain conditions, at any time, the Company could have elected to redeem all or any portion of the Debenture for an amount equal to 115% of the outstanding principal balance being redeemed plus all accrued unpaid interest on the amount being redeemed and an amount due under the Interest Make-Whole (the “Optional Redemption”).

The Debenture also provided that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture (“Mandatory Redemption”). Any redemption in this circumstance was to be at the election of the holder.   Consistent with the Optional Conversion or Optional Redemption provisions, the Mandatory Redemption was subject to the Interest Make-Whole.  During the three month period ended March 31, 2021, the Company made payments under the Mandatory Redemption provision totaling $6,372,575 consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest.

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

Note 11.  COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of March 31, 2022	As of December 31, 2021
Shares underlying outstanding stock options	1,161,345	1,154,563
Shares available for future stock option grants	1,005,564	396,324
Total shares of common stock reserved	2,166,909	1,550,887

Note 12.	STOCK-BASED COMPENSATION

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

The Company initially reserved 425,000 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31st of the immediately preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2022, 616,022 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	1,154,563	$5.55	6.9	$-
Granted	10,032	1.32
Exercised	-	-		$-
Forfeited	(3,250)	5.27
Balance as of March 31, 2022	1,161,345	$5.51	6.7	$4
Exercisable as of March 31, 2022	724,584	$7.00	5.6	$4

The weighted-average grant date fair value of stock options granted to employees and directors for the three months ended March 31, 2022 and 2021 was $0.87 per share and $2.23 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $224,374 and $230,176, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2022 and December 31, 2021. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of March 31, 2022 and December 31, 2021, total unrecognized compensation cost related to stock options granted to employees was $489,986 and $621,996, respectively, which is expected to be recognized over a weighted-average period of 2.19 and 2.1 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	1.8%	0.5%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$42	$28
General and administrative	99	76
Total stock-based compensation expense	$141	$104

Note 13.	INCOME TAXES

No provision for income taxes was recorded in either of the three month periods ended March 31, 2022 and 2021. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2022.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 31, 2022 and December 31, 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 14.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	1,153,444	826,748
Contingently issuable common stock prior to exchange of Vaccinex Products, LP units	-	1,147,259
Contingently issuable common stock prior to exchange of VX3 units	-	1,309,028

Note 15.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of March 31, 2022 and December 31, 2021, all long-lived assets are located in the United States.

Note 16.	RELATED PARTY TRANSACTIONS

As discussed in Note 8, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under the operating lease was $43,500 for each of the three month periods ended March 31, 2022 and 2021.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chairman of the Board of Surface. During the three months ended March 31, 2021, the Company recorded revenue related to this agreement of $850,000, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

On January 27, 2022, the Company entered into a stock purchase agreement (as amended, the “Stock Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the investors named therein an aggregate of 5,945,943 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a purchase price of $1.11 per share.  On January 31, 2022, the Stock Purchase Agreement was amended, pursuant to which the Company agreed to issue and sell to additional investors, and the additional investors (together with the original investor, the “investors”) agreed to purchase from the Company, on the same terms and conditions, and aggregate of 2,801,801 shares of Common Stock.  The closing of the sale of shares under the Stock Purchase Agreement (“the private placement”) occurred on January 31, 2022, and the Company issued an aggregate of 8,747,744 shares of Common Stock with aggregate gross proceeds to the Company of approximately $9.7 million.  The Company intends to use the net proceeds from the private placement to fund the ongoing development of its lead drug candidate, pepinemab, in cancer and neurodegenerative disease and for working capital and general corporate purposes.

Several of the investors are affiliated with directors or officers of the Company: Vaccinex (Rochester), L.L.C., which is controlled by Maurice Zauderer, Ph.D., the Company’s president, chief executive officer and a member of its board of directors; Friedberg Global-Macro Hedge Fund Ltd., the investment manager of which is an entity controlled by Albert D. Friedberg, chairman of the Company’s board of directors; FCMI Parent Co., which is controlled by Mr. Friedberg; and Benbow Estates Ltd., which is controlled by Jacob Frieberg, one of the Company’s directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Annual Report.

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

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;
•	the impact of inflation on our expenses and business;
•	the implementation of our business model and strategic plans for our business and technology;
•	the timing and success of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the expected results of any clinical trial and the impact on the likelihood or timing of any regulatory approval;
•	the difficulties in obtaining and maintaining regulatory approval of our product candidates;
•	the rate and degree of market acceptance of any of our product candidates;
•	the success of competing therapies and products that are or become available;
•	regulatory developments in the United States and foreign countries;
•	current and future legislation regarding the healthcare system;
•	the scope of protection we establish and maintain for intellectual property rights covering our technology;
•	developments relating to our competitors and our industry;
•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
•	the performance of third parties, including collaborators, contract research organizations and third-party manufacturers;

•	the development of our commercialization capabilities, including the need to develop or obtain additional capabilities; and
•	our use of the proceeds from the offerings of our common stock.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. We reported a net loss of $4.6 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $16.8 million and $8.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic and inflation, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed consolidated financial statements. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, we have (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we are able to issue and sell up $113.0 million of shares of our common stock through Jefferies as sales agent, and (ii) in January 2022 entered into a stock purchase agreement pursuant to which we agreed to issue and sell to the investors named therein an aggregate of 8,747,744 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.11 per share with aggregate gross proceeds to us of approximately $9.7 million.  During the three months ended March 31, 2022, 3,115,197 shares of our common stock were sold through the Open Market Sales Agreement for proceeds of $3,518,760, net of commission.  Our cash and cash equivalents were $16.8 million and total current assets were $17.8 million at March 31, 2022, which will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance. See Note 1 of our unaudited condensed consolidated financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact on our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had anticipated initiating a phase 1/2a trial of pepinemab in Alzheimer’s disease in mid-2020 and commenced activating clinical sites to screen and enroll patients in the second quarter of 2021, which efforts continued into the second half of 2021. In addition, as discussed above, to mitigate the impacts of the COVID-19 pandemic, including impacts on our ability to raise capital and to maintain its personnel, we applied for and received the PPP Loan. We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

	Three Months Ended March 31,
	2022		2021
	(in thousands)%		(in thousands)%
Clinical trial costs	$1,400	47%	$3,690	67%
Wages, benefits, and related costs	1,026	35%	1,042	19%
Preclinical supplies and equipment depreciation	395	13%	503	9%
Consulting, non-clinical trial services, and other	145	5%	278	5%
Total research and development expenses	$2,966		$5,513

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

Our current research and development activities primarily relate to clinical development in the following indications:

•

Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit any remaining tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, who is supplying KEYTRUDA, for first-line treatment of up to 65 patients with recurrent or metastatic head and neck cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, and in multiple “window of opportunity” studies in additional cancer indications.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$-	$850
Costs and expenses:
Research and development	2,966	5,513
General and administrative	1,628	1,577
Total costs and expenses	4,594	7,090
Loss from operations	(4,594)	(6,240)
Interest expense	(1)	(332)
Other (expense) income, net	-	(2)
Loss before provision for income taxes	(4,595)	(6,574)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc.	$(4,595)	$(6,574)

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

The Company did not record any revenue in the three month period ended March 31, 2022.  The Company recorded $850,000 in revenue during the three months ended March 31, 2021, all of which was due to a product license fee from our collaboration agreement with Surface Oncology.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$2,966	$5,513	$(2,547)	(46)%
General and administrative	1,628	1,577	51	3%
Total operating expenses	$4,594	$7,090	$(2,497)	(35)%

Research and Development. Research and development expenses in the three months ended March 31, 2022 decreased by $2.5 million, or 46%, compared to the three months ended March 31, 2021. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL-Lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials, as well as due to a large drug production that was completed in the first quarter of 2021 with no comparable cost in the first quarter of 2022.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business.  Through our management we have made an effort to keep our general and administrative expenses consistent year to year.  Despite the current inflationary environment, our general and administrative costs in the three months ended March 31, 2022 increased by $51,000, or 3%, compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed consolidated financial statements. See Note 1 of our unaudited condensed consolidated financial statements. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements.

In January 2022 we completed a private placement of our 8,747,744 shares of our common stock and received $9.7 million.  We have entered into an Open Market Sale Agreement with Jefferies pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the first quarter of 2022, 3,115,197 shares were sold through the Open Market Sale Agreement for proceeds of $3.5 million, net of commission.  During the first quarter of 2021, 5,937,900 shares were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commission.

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

  In August 2021, the Company made a payment of $2,755,895, representing all principal and interest due at maturity. The Company has no further obligation under the Debenture and incurred no early termination or prepayment penalties in connection with the repayment.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of March 31, 2022 and December 31, 2021, our principal source of liquidity was cash and cash equivalents in the amount of $16.8 million and $8.6 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2022 and 2021, we reported a net loss of $4.6 million and $6.6 million, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $304.5 million and $299.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings, or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. We intend to use the net proceeds from our private placements, the agreements with Jefferies and Keystone, the Convertible Debt Financing, and the funding we received and expect to receive in 2022 from the Alzheimer’s Association and the ADDF to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(4,996)	$(7,114)
Cash used in investing activities	-	-
Cash provided by financing activities	13,210	25,907

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

During the three months ended March 31, 2022 and 2021, operating activities used $5.0 million and $7.1 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $4.6 million and $6.6 million, respectively.

Investing Activities. There were no investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities. During the three months ended March 31, 2022, financing activities provided a net of $13.2 million, of which $9.7 million was due to the private placement of common stock and $3.5 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement. During the three months ended March 31, 2021, financing activities provided a net of $25.9 million, of which $31.9 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement reduced by payments made under the Mandatory Redemption provision of the Debenture of $6.0 million.

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

There have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Some of our employees are working remotely due to the COVID-19 pandemic.  However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. There have been no material changes from risk factors disclosed in the Annual Report.  See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of January 27, 2022, Amendment to Stock Purchase Agreement by and between the Company and the Investors signatory thereto, dated as of January 31, 2022, and Joinders by and between the Company and the Additional Investors signatory thereto, dated as of January 31, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

10.2

Registration Rights Agreement by and between the Company and the Investors (as defined therein), dated as of January 31, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

May 16, 2022	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)