Form 10-Q
period 2022-06-30
VACCINEX, INC.
filed 2022-08-15
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 42,664,051 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,400	$8,589
Prepaid expenses and other current assets	861	816
Total current assets	12,261	9,405
Property and equipment, net	254	297
Operating lease right-of-use asset	57	141
TOTAL ASSETS	$12,572	$9,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265	$1,061
Accrued expenses	1,095	980
Current portion of long-term debt	74	74
Operating lease liability	57	141
Total current liabilities	1,491	2,256
Long-term debt	138	175
TOTAL LIABILITIES	1,629	2,431
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 42,664,903 and 30,801,962 shares issued as of June 30, 2022 and December 31, 2021, respectively; 42,664,051 and 30,801,110 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	320,789	307,281
Treasury stock, at cost; 852 shares of common stock as of June 30, 2022 and December 31, 2021, respectively	(11)	(11)
Accumulated deficit	(309,839)	(299,861)
TOTAL STOCKHOLDERS’ EQUITY	10,943	7,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,572	$9,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$850
Costs and expenses:
Research and development	3,843	4,064	6,809	9,577
General and administrative	1,558	1,605	3,186	3,182
Total costs and expenses	5,401	5,669	9,995	12,759
Loss from operations	(5,401)	(5,669)	(9,995)	(11,909)
Interest expense	(1)	(351)	(2)	(683)
Other income (expense), net	19	51	19	49
Loss before provision for income taxes	(5,383)	(5,969)	(9,978)	(12,543)
Provision for income taxes	-	-	-	-
Net loss	(5,383)	(5,969)	(9,978)	(12,543)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(5,383)	$(5,969)	$(9,978)	$(12,543)
Comprehensive loss	$(5,383)	$(5,969)	$(9,978)	$(12,543)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.13)	$(0.21)	$(0.25)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	42,664,051	28,577,779	40,711,167	26,897,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)
Issuance of Common Shares	5,937,900	—	31,863	—	—	—	31,863	—	31,863
Stock-based compensation	—	—	104	—	—	—	104	—	104
Shares issued for compensation	9,979	—	—	—	—	—	—	—	—
Exchange of VX3 Units for common shares	109,900	—	2,000	—	—	—	2,000	(2,000)	—
Net loss	—	—	—	—	—	(6,574)	(6,574)	—	(6,574)
Balance as of March 31, 2021	28,445,806	3	284,881	852	(11)	(284,055)	818	21,963	22,781
Stock-based compensation	—	—	128	—	—	—	128	—	128
Exchange of partnership units for common shares (Note 5)	2,356,156	—	21,963	—	—	—	21,963	(21,963)	—
Net loss	—	—	—	—	—	(5,969)	(5,969)	—	(5,969)
Balance as of June 30, 2021	30,801,962	$3	$306,972	852	$(11)	$(290,024)	$16,940	$—	$16,940

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022	30,801,962	$3	$307,281	852	$(11)	$(299,861)	$7,412	$—	$7,412
Issuance of Common Shares	11,862,941	1	13,229	—	—	—	13,230	—	13,230
Stock-based compensation	—	—	141	—	—	—	141	—	141
Net loss	—	—	—	—	—	(4,595)	(4,595)	—	(4,595)
Balance as of March 31, 2022	42,664,903	4	320,651	852	(11)	(304,456)	16,188	—	16,188
Stock-based compensation	—	—	138	—	—	—	138	—	138
Net loss	—	—	—	—	—	(5,383)	(5,383)	—	(5,383)
Balance as of June 30, 2022	42,664,903	$4	$320,789	852	$(11)	$(309,839)	$10,943	$—	$10,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,978)	$(12,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95	91
Debt related charges included in interest expense	-	371
Stock-based compensation	279	232
Changes in operating assets and liabilities:
Accounts receivable	-	157
Prepaid expenses and other current assets	(45)	(524)
Accounts payable	(795)	(1,448)
Accrued expenses	115	(432)
Net cash used in operating activities	(10,329)	(14,096)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52)	(22)
Net cash used in investing activities	(52)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,519	32,848
Redemption of convertible debt	-	(5,956)
Payments of long-term debt	(37)	-
Proceeds from private offering of common stock	9,710	-
Payments of common stock issuance costs	-	(985)
Net cash provided by financing activities	13,192	25,907
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,811	11,789
CASH AND CASH EQUIVALENTS–Beginning of period	8,589	10,596
CASH AND CASH EQUIVALENTS–End of period	$11,400	$22,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $10.3 million for the six months ended June 30, 2022, and an accumulated deficit of $309.8 million as of June 30, 2022. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed consolidated financial statements are issued.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Consolidation

Through the period ended September 3, 2021, the Company’s accounts included Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”), and VX3 (DE) LP, a Delaware limited partnership (“VX3”). Subsequently on September 3, 2021, Vaccinex Products and VX3 were dissolved when all remaining partnership interests were exchanged for shares of our common stock. Accordingly, prior to dissolution, these condensed consolidated financial statements reflect the accounts and operations of the Company for the six months ended June 30, 2021and those of its subsidiaries in which the Company had a controlling financial interest.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Intercompany transactions and balances have been fully eliminated in consolidation.

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

The Company’s derivative instrument related to certain features embedded within the Company’s 8% Original Issue Discount Senior Secured Convertible Debenture (“the Debenture”) was extinguished in connection with the repayment of the Debenture, which is described in Note 10. The derivative was accounted for as a derivative liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustments were included in interest expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

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

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Leasehold improvements	$3,259	$3,213
Research equipment	3,505	3,499
Furniture and fixtures	350	350
Computer equipment	284	284
Property and equipment, gross	7,398	7,346
Less: accumulated depreciation and amortization	(7,144)	(7,049)
Property and equipment, net	$254	$297

Depreciation expense related to property and equipment was $54,000 and $95,000 for the three and six months ended June 30, 2022 and $35,000 and $91,000 for the three and six months ended June 30, 2021, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued clinical trial cost	$619	$468
Accrued payroll and related benefits	365	409
Accrued consulting and legal	87	74
Accrued other	24	29
Accrued expenses	$1,095	$980

Note 4.	FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$8,513	$8,513	$-	$-
Total Financial Assets	$8,513	$8,513	$-	$-

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$426	$426	$-	$-
Total Financial Assets	$426	$426	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the six months ended June 30, 2022 and 2021.

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

The Company entered into an exchange agreement on August 13, 2018 with VX3 and its partners, including FCMI Parent, which provided each VX3 partner with the right to exchange all, but not less than all, of its partnership interests in VX3 for shares of the Company’s common stock. The exchange agreement also provides that FCMI Parent’s exercise of its option to exchange its VX3 partnership interests for shares of Company common stock would trigger the exchange of all VX3 partnership interests for shares of Company common stock.

In March 2021, one VX3 partner exchanged its partnership interest in VX3 for 109,900 shares of the Company’s common stock.  This exchange resulted in a non-cash transaction, increasing additional paid in capital and decreasing noncontrolling interests by $2.0 million, respectively, in the Company’s consolidated condensed financial statements for the six months ended June 30, 2021.

During the six months ended June 30, 2021, exchange transactions were effected whereby all remaining limited partnership interests in VX3 were exchanged for 1,318,797 shares of our common stock in accordance with the terms of the respective exchange agreement and Vaccinex Products and VX3 were dissolved as of September 3, 2021 and the VX3 License Agreement and Service Agreement were terminated.

  Prior to the exchanges, the Company had a variable interest in VX3 through FCMI Parent, which was majority owned and controlled by the Company’s chairman, and which controlled 98% of VX3’s voting interest as of June 30, 2021.  VX3 did not have any business operations or generate any income or expenses and was primarily a funding mechanism specifically for the benefit of the Company, as its only activities consisted of the receipt of funding and the contribution of such funding to the Company.  Therefore, the Company determined that it was the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

For the three and six month periods ended June 30, 2021, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements.  Noncontrolling equity interests did not participate in a proportionate share of the Company’s net losses for the three and six month periods ended June 30, 2021 pursuant to the aforementioned partnership, license, services and exchange agreements.
Note 6.	COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also may grant Surface a non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. The Company recorded no revenue in the three and six months ended June 30, 2022 related to its agreement with Surface.  The Company recorded revenue of $0 for the three months and $850,000 for the six months ended June 30, 2021, related to its agreement with Surface, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2022 and, December 31, 2021 the Company was not involved in any material legal proceedings.

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

As of June 30, 2022, the future minimum payments for the operating leases total $58,044 in 2022, less imputed interest of $836, for an operating lease liability of $57,208 as of June 30, 2022. As of June 30, 2021, the future minimum payments for the operating leases total $232,180, less imputed interest of $11,120, for an operating lease liability of $221,060 as of June 30, 2022.  For each of the three and six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $43,500 and $87,000.

Lease expense incurred under the operating lease for each of the three and six months ended June 30, 2022 and 2021 was $43,500 and $87,000 and is a component of general and administrative expense.

Note 9.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness.  On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced.  The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334.  The Company has recorded interest expense of $1,000 and $1,000 for the three and six months ended June 30, 2022 and $3,000 and $6,000 for the three and six months ended June 30, 2021, respectively on its condensed statement of operations and comprehensive loss.

Note 10. CONVERTIBLE DEBENTURE

On July 30, 2020, the Company consummated the Convertible Debt Financing pursuant to which the Company issued its Senior Secured Convertible Debenture in the principal amount of $8,640,000 for a purchase price of $8,000,000, which reflects an original issue discount of approximately 8% (the “Debenture”), issued pursuant to the Securities Purchase Agreement, dated as of July 30, 2020, with 3i as collateral; agent (the “SPA”).  The maturity date of the Debenture was August 3, 2021, and the sale of the Debenture occurred on August 3, 2020.

As of August 3, 2021, the Company repaid the Debenture in full, by making a payment of $2,755,895, representing all principal and interest due at maturity.  The Company has no further obligation under the Debenture and incurred no early termination or prepayment penalties in connection with the repayment.

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

The Company incurred $50,000 in fees paid to 3i, LP (“3i”) in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortized the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate was 16.54%. Total interest expense under the Senior Secured Convertible Debenture for the three and six months ended June 30, 2021 was $155,000 and $306,000, respectively.

Note 11.  COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of June 30, 2022	As of December 31, 2021
Shares underlying outstanding stock options	1,734,794	1,154,563
Shares available for future stock option grants	432,115	396,324
Total shares of common stock reserved	2,166,909	1,550,887

Note 12.	STOCK-BASED COMPENSATION

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

2018 Omnibus Incentive Plan

In August 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Plan, which allows for the granting of stock, stock options, and stock appreciation rights awards to employees, advisors and consultants. Stock options granted under the 2018 Plan may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees, advisors and consultants at exercise prices of no less than the fair value of the common stock on the grant date. If at the time of grant, the optionee owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Non-

statutory stock options may be granted to employees, advisors and consultants at exercise prices of less than the fair market value of a share of common stock on the date the non-statutory stock option is granted but shall under no circumstances be less than adequate consideration as determined by the board of directors for such a share. The vesting period of stock option grants is determined by the board of directors, ranging from zero to eight years. Stock options granted under the 2018 Plan expire in five or ten years from the date of grant.

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	1,154,563	$5.55	6.9	$-
Granted	586,366	1.21
Exercised	-	-		$-
Forfeited	(6,135)	4.37
Balance as of June 30, 2022	1,734,794	$4.08	7.5	$1
Exercisable as of June 30, 2022	966,089	$5.85	6.2	$1

The weighted-average grant date fair value of stock options granted to employees and directors for the six months ended June 30, 2022 and 2021 was $0.82 per share and $1.64 per share, respectively. The aggregate grant date fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $592,166 and $295,699, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2022 and December 31, 2021. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of June 30, 2022 and December 31, 2021, total unrecognized compensation cost related to stock options granted to employees was $815,984 and $621,996, respectively, which is expected to be recognized over a weighted-average period of 2.4 and 2.1 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	2.3%	0.7%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$55	$45	$97	$73
General and administrative	83	83	182	159
Total stock-based compensation expense	$138	$128	$279	$232

Note 13.	INCOME TAXES

No provision for income taxes was recorded in either of the three or six month periods ended June 30, 2022 and 2021. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2022.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 30, 2022 and December 31, 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 14.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	1,598,495	1,055,116	1,375,969	940,932
Contingently issuable common stock prior to exchange of Vaccinex Products, LP units	-	1,080,857	-	1,114,058
Contingently issuable common stock prior to exchange of VX3 units	-	1,142,474	-	1,225,751

Note 15.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of June 30, 2022 and December 31, 2021, all long-lived assets are located in the United States.

Note 16.	RELATED PARTY TRANSACTIONS

As discussed in Note 8, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under the operating lease was $43,500 and $87,000 for each of the three and six month periods ended June 30, 2022 and 2021.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a former member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chairman of the Board of Surface. During the three and six month periods ended June 30, 2022, the Company did not record any revenue related to its agreement with Surface.  During the six months ended June 30, 2021, the Company recorded revenue related to this agreement of $850,000, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors identified in the “Risk Factors” section of this Report, and in Part I, Item 1A of the Annual Report, as well as in our other filings with the Securities and Exchange Commission, or SEC. The forward-looking statements speak only as of the date they were made. Except as required by law, after the date of this Report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. We reported a net loss of $5.4 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively, and a net loss of $9.9 and $12.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $11.4 million and $8.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic and inflation, which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed consolidated financial statements. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, we have (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we are able to issue and sell up $113.0 million of shares of our common stock through Jefferies as sales agent, and (ii) in January 2022 entered into a stock purchase agreement pursuant to which we agreed to issue and sell to the investors named therein an aggregate of 8,747,744 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.11 per share with aggregate gross proceeds to us of approximately $9.7 million.  During the six months ended June 30, 2022, 3,115,197 shares of our common stock were sold through the Open Market Sales Agreement for proceeds of $3,518,760, net of commission.  Our cash and cash equivalents were $11.4 million and total current assets were $12.6 million at June 30, 2022, which will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance. See Note 1 of our unaudited condensed consolidated financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

In order to mitigate the spread of COVID-19, governments have at times imposed unprecedented restrictions on business operations, travel, and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts, which has had an adverse impact on our strategic plans, certain of our clinical trial operations, and our ability to raise additional capital necessary to continue as a going concern. We had anticipated initiating a phase 1/2a trial of pepinemab in Alzheimer’s disease in mid-2020 and commenced activating clinical sites to screen and enroll patients in the second quarter of 2021, which efforts continued into the second half of 2021 and are ongoing. In addition, as discussed above, to mitigate the impacts of the COVID-19 pandemic, including impacts on our ability to raise capital and to maintain its personnel, we applied for and received the PPP Loan. We may experience further disruptions as a result of the COVID-19 pandemic that could adversely impact our business, including disruption of research and clinical development activities, plans for release of data, manufacturing, supply, and interactions with regulators and other third parties, and further difficulties in raising additional capital. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$2,153	56%	$2,215	54%	$3,553	52%	$5,905	62%
Wages, benefits, and related costs	1,129	29%	1,081	27%	2,155	32%	2,123	22%
Preclinical supplies and equipment depreciation	419	11%	498	12%	814	12%	1,001	10%
Consulting, non-clinical trial services, and other	142	4%	270	7%	287	4%	548	6%
Total research and development expenses	$3,843		$4,064		$6,809		$9,577

We expense research and development costs as incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$850
Costs and expenses:
Research and development	3,843	4,064	6,809	9,577
General and administrative	1,558	1,605	3,186	3,182
Total costs and expenses	5,401	5,669	9,995	12,759
Loss from operations	(5,401)	(5,669)	(9,995)	(11,909)
Interest expense	(1)	(351)	(2)	(683)
Other (expense) income, net	19	51	19	49
Loss before provision for income taxes	(5,383)	(5,969)	(9,978)	(12,543)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(5,383)	$(5,969)	$(9,978)	$(12,543)

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

The Company did not record any revenue in the three months ended June 30, 2022 or 2021.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$3,843	$4,064	$(221)	(5)%
General and administrative	1,558	1,605	(47)	(3)%
Total operating expenses	$5,401	$5,669	$(268)	(5)%

Research and Development. Research and development expenses in the three months ended June 30, 2022 decreased by $0.2 million, or 5%, compared to the three months ended June 30, 2021. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL-Lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business.  Through our management we have made an effort to keep our general and administrative expenses consistent year to year.  Despite the current inflationary environment, our general and administrative costs in the three months ended June 30, 2022 decreased by $47,000, or 3%, compared to the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

The Company did not record any revenue during the six months ended June 30, 2022.  The Company recorded $850,000 in revenue during the six months ended June 30, 2021, all of which was due to a product license fee from our collaboration agreement with Surface Oncology.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$6,809	$9,577	$(2,768)	(29)%
General and administrative	3,186	3,182	4	0%
Total operating expenses	$9,995	$12,759	$(2,764)	(22)%

Research and Development. Research and development expenses in the six months ended June 30, 2022 decreased by $2.8 million, or 29%, compared to the six months ended June 30, 2021. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL-Lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials, as well as due to a large drug production that was completed in the first half of 2021 with no comparable cost in the first half of 2022.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business.  Through our management we have made an effort to keep our general and administrative expenses consistent year to year.  Despite the current inflationary environment, our general and administrative costs in the six months ended June 30, 2022 were relatively flat, as compared to the six months ended June 30, 2021.

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

In January 2022 we completed a private placement of our 8,747,744 shares of our common stock and received $9.7 million.  We have entered into an Open Market Sale Agreement with Jefferies pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the first quarter of 2022, 3,115,197 shares were sold through the Open Market Sale Agreement for proceeds of $3.5 million, net of commission.  During the first quarter of 2021, 5,937,900 shares were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commission.  No shares were sold through the Open Market Sale Agreement in the second quarter of 2022 or 2021.

In addition, on May 8, 2020, we received the PPP Loan in the amount of $1.1 million. During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan.  The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan.  We have extended the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025.

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

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of June 30, 2022 and December 31, 2021, our principal source of liquidity was cash and cash equivalents in the amount of $11.4 million and $8.6 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended June 30, 2022 and 2021, we reported a net loss of $5.4 million and $6.0 million, respectively, and $9.9 million and $12.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $309.8 million and $299.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, which may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings, or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. We intend to use the net proceeds from our private placements, the agreements with Jefferies, and the funding we received and expect to receive in 2022 from the Alzheimer’s Association and the ADDF to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(10,329)	$(14,096)
Cash used in investing activities	(52)	(22)
Cash provided by financing activities	13,192	25,907

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

During the six months ended June 30, 2022 and 2021, operating activities used $10.3 million and $14.0 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $9.9 million and $12.5 million, respectively.

Investing Activities. The investing activities during the six months ended June 30, 2022 and 2021, were due to purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2022, financing activities provided a net of $13.2 million, of which $9.7 million was due to the private placement of common stock and $3.5 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement.  During the six months ended June 30, 2021, financing activities provided a net of $25.9 million, of which $31.9 million, net of underwriting commissions and discounts was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement reduced by payments made under the Mandatory Redemption provision of the Debenture of $6.0 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vaccinex, Inc.
(Registrant)

August 15, 2022	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)