Form 10-Q
period 2022-09-30
VACCINEX, INC.
filed 2022-11-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 42,718,957 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,186	$8,589
Accounts receivable	50	-
Prepaid expenses and other current assets	789	816
Total current assets	8,025	9,405
Property and equipment, net	236	297
Operating lease right-of-use asset	351	141
TOTAL ASSETS	$8,612	$9,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$1,061
Accrued expenses	1,256	980
Current portion of long-term debt	74	74
Operating lease liability	163	141
Total current liabilities	1,987	2,256
Long-term debt	119	175
Operating lease liability, net of current portion	188	-
TOTAL LIABILITIES	2,294	2,431
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2022, and December 31, 2021; 42,664,903 and 30,801,962 shares issued as of September 30, 2022 and December 31, 2021, respectively; 42,664,051 and 30,801,110 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	320,923	307,281
Treasury stock, at cost; 852 shares of common stock as of September 30, 2022 and December 31, 2021, respectively	(11)	(11)
Accumulated deficit	(314,598)	(299,861)
TOTAL STOCKHOLDERS’ EQUITY	6,318	7,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,612	$9,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$50	$50	$50	$900
Costs and expenses:
Research and development	3,429	3,629	10,238	13,206
General and administrative	1,413	1,484	4,599	4,666
Total costs and expenses	4,842	5,113	14,837	17,872
Loss from operations	(4,792)	(5,063)	(14,787)	(16,972)
Interest expense	(1)	(142)	(2)	(825)
Other income (expense), net	34	(1)	52	48
Loss before provision for income taxes	(4,759)	(5,206)	(14,737)	(17,749)
Provision for income taxes	-	-	-	-
Net loss	(4,759)	(5,206)	(14,737)	(17,749)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(4,759)	$(5,206)	$(14,737)	$(17,749)
Comprehensive loss	$(4,759)	$(5,206)	$(14,737)	$(17,749)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.11)	$(0.17)	$(0.36)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	42,664,051	30,801,110	41,362,128	28,198,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)
Issuance of Common Shares	5,937,900	-	32,848	-	-	-	32,848	-	32,848
Common shares issuance costs	-	-	(985)	-	-	-	(985)	-	(985)
Stock-based compensation	-	-	104	-	-	-	104	-	104
Shares issued for compensation	9,979	-	-	-	-	-	-	-	-
Exchange of partnership units for common shares (Note 5)	109,900	-	2,000	-	-	-	2,000	(2,000)	-
Net loss	-	-	-	-	-	(6,574)	(6,574)	-	(6,574)
Balance as of March 31, 2021	28,445,806	3	284,881	852	(11)	(284,055)	818	21,963	22,781
Stock-based compensation	-	-	128	-	-	-	128	-	128
Exchange of partnership units for common shares (Note 5)	2,356,156	-	21,963	-	-	-	21,963	(21,963)	-
Net loss	-	-	-	-	-	(5,969)	(5,969)	-	(5,969)
Balance as of June 30, 2021	30,801,962	3	306,972	852	(11)	(290,024)	16,940	-	16,940
Stock-based compensation	-	-	156	-	-	-	156	-	156
Net loss	-	-	-	-	-	(5,206)	(5,206)	-	(5,206)
Balance as of September 30, 2021	30,801,962	$3	$307,128	852	$(11)	$(295,230)	$11,890	$-	$11,890

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022	30,801,962	$3	$307,281	852	$(11)	$(299,861)	$7,412	$-	$7,412
Issuance of Common Shares	11,862,941	1	13,229	-	-	-	13,230	-	13,230
Stock-based compensation	-	-	141	-	-	-	141	-	141
Net loss	-	-	-	-	-	(4,595)	(4,595)	-	(4,595)
Balance as of March 31, 2022	42,664,903	4	320,651	852	(11)	(304,456)	16,188	-	16,188
Stock-based compensation	-	-	138	-	-	-	138	-	138
Net loss	-	-	-	-	-	(5,383)	(5,383)	-	(5,383)
Balance as of June 30, 2022	42,664,903	4	320,789	852	(11)	(309,839)	10,943	-	10,943
Stock-based compensation	-	-	134	-	-	-	134	-	134
Net loss	-	-	-	-	-	(4,759)	(4,759)	-	(4,759)
Balance as of September 30, 2022	42,664,903	$4	$320,923	852	$(11)	$(314,598)	$6,318	$-	$6,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,737)	$(17,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	128
Debt related charges included in interest expense	-	458
Stock-based compensation	413	388
Changes in operating assets and liabilities:
Accounts receivable	(50)	107
Prepaid expenses and other current assets	27	(538)
Accounts payable	(567)	(2,220)
Accrued expenses	277	(729)
Net cash used in operating activities	(14,475)	(20,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(101)	(32)
Net cash used in investing activities	(101)	(32)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,519	32,848
Redemption of convertible debt	-	(8,531)
Payments of long-term debt	(56)	-
Proceeds from private offering of common stock	9,710	-
Payments of common stock issuance costs	-	(985)
Net cash provided by financing activities	13,173	23,332
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,403)	3,145
CASH AND CASH EQUIVALENTS–Beginning of period	8,589	10,596
CASH AND CASH EQUIVALENTS–End of period	$7,186	$13,741
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable	$-	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	COMPANY AND NATURE OF BUSINESS

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $14.5 million for the nine months ended September 30, 2022, and an accumulated deficit of $314.6 million as of September 30, 2022. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed consolidated financial statements are issued.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Consolidation

Through the period ended September 3, 2021, the Company’s accounts included Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”), and VX3 (DE) LP, a Delaware limited partnership (“VX3”). Subsequently on September 3, 2021, Vaccinex Products and VX3 were dissolved when all remaining partnership interests were exchanged for shares of our common stock. Accordingly, prior to dissolution, these condensed consolidated financial statements reflect the accounts and operations of the Company for the nine months ended September 30, 2021and those of its subsidiaries in which the Company had a controlling financial interest.

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

Concentration of Credit Risk, Other Risks and Uncertainties

The Company is subject to a number of risks, including, but not limited to, the lack of available capital; the possible delisting of our common stock from Nasdaq, possible failure of preclinical testing or clinical trials; inability to obtain regulatory approval of product candidates; competitors developing new technological innovations; potential interruptions in the manufacturing and commercial supply operations; unsuccessful commercialization strategy and launch plans for its proprietary drug candidates; risks inherent in litigation, including purported class actions; market acceptance of the Company’s products; and protection of proprietary technology.

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

Note 3.  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Leasehold improvements	$3,259	$3,213
Research equipment	3,515	3,499
Furniture and fixtures	352	350
Computer equipment	321	284
Property and equipment, gross	7,447	7,346
Less: accumulated depreciation and amortization	(7,211)	(7,049)
Property and equipment, net	$236	$297

Depreciation expense related to property and equipment was $67,000 and $162,000 for the three and nine months ended September 30, 2022 and $37,000 and $128,000 for the three and nine months ended September 30, 2021, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued clinical trial cost	$811	$468
Accrued payroll and related benefits	321	409
Accrued consulting and legal	101	74
Accrued other	23	29
Accrued expenses	$1,256	$980

Note 4.	FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$4,588	$4,588	$-	$-
Total Financial Assets	$4,588	$4,588	$-	$-

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$426	$426	$-	$-
Total Financial Assets	$426	$426	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the nine months ended September 30, 2022 and 2021.

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

In March 2021, one VX3 partner exchanged its partnership interest in VX3 for 109,900 shares of the Company’s common stock.  This exchange resulted in a non-cash transaction, increasing additional paid in capital and decreasing noncontrolling interests by $2.0 million, respectively, in the Company’s consolidated condensed financial statements for the nine months ended September 30, 2021.

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

  Prior to the exchanges, the Company had a variable interest in VX3 through FCMI Parent, which was majority owned and controlled by the Company’s chairman, and which controlled 90% of VX3’s voting interest as of September 3, 2021, immediately prior to VX3’s dissolution.  VX3 did not have any business operations or generate any income or expenses and was primarily a funding mechanism specifically for the benefit of the

Company, as its only activities consisted of the receipt of funding and the contribution of such funding to the Company.  Therefore, the Company determined that it was the primary beneficiary of VX3 and that the operating results of VX3 should be incorporated into the Company’s condensed consolidated financial statements accordingly.

For the three and nine month periods ended September 30, 2021, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the condensed financial statements.  Noncontrolling equity interests did not participate in a proportionate share of the Company’s net losses for the three and nine month periods ended September 30, 2021 pursuant to the aforementioned partnership, license, services and exchange agreements.
Note 6.	COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. The term for each research program is nine to twelve months (not exceeding twelve months unless extended by written agreement) including time necessary for any functional assessment conducted by Surface following the commencement of the research program. Surface will provide the Company material to carry out the research activities. During the research program term, the Company also may grant Surface a non-exclusive, worldwide, limited-purpose license for each target to use the Company’s research program materials for conducting the research work pursuant to the agreement. The Company recorded $50,000 revenue in the three and nine months ended September 30, 2022 related to its agreement with Surface.  The Company recorded revenue of $50,000 for the three months and $900,000 for the nine months ended September 30, 2021, related to its agreement with Surface, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

Nasdaq Deficiency Notice

On October 10, 2022, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 days, or until April 10, 2023, to regain compliance with the minimum bid price requirement. If our common stock maintains a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1.00 bid price requirement by April 10, 2023, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the minimum bid price requirement and provide Nasdaq with written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Listing Qualifications staff that the Company will not be able to cure the deficiency, or if the Company does not meet the other listing standards, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the minimum bid price requirement.

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

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2022 and, December 31, 2021 the Company was not involved in any material legal proceedings.

Note 8.	LEASES

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. The lease agreement requires monthly rental payments of $14,511 through October 31, 2022. The Company entered into a lease extension in August 2022, which requires monthly rental payments of $15,048 commencing November 2022 continuing through October 2024. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility.

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

As of September 30, 2022, the future minimum payments for the operating leases total $375,667 of which $44,607 is due in 2022, and $180,578 and $150,482 is due during 2023 and 2024, respectively, less imputed interest of $25,138, for an operating lease liability of $350,529 as of September 30, 2022. As of September 30, 2021, the future minimum payments for the operating leases total $188,646, less imputed interest of $7,484, for an operating lease liability of $181,162 as of September 30, 2021.  For each of the three and nine months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $44,000 and $131,000.

Lease expense incurred under the operating lease for each of the three and nine months ended September 30, 2022 and 2021 was $44,000 and $131,000 and is a component of general and administrative expense.

Note 9.	LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness.  On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced.  The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334.  The Company has recorded interest expense of $523 and $1,764 for the three and nine months ended September 30, 2022 and $3,000 and $9,000 for the three and nine months ended September 30, 2021, respectively on its condensed statement of operations and comprehensive loss.

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

The Company incurred $50,000 in fees paid to 3i, LP (“3i”) in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortized the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate was 16.54%. Total interest expense under the Senior Secured Convertible Debenture for the three and nine months ended September 30, 2021 was $52,000 and $358,000, respectively.

Note 11.  COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of September 30, 2022	As of December 31, 2021
Shares underlying outstanding stock options	1,761,054	1,154,563
Shares available for future stock option grants	405,855	396,324
Total shares of common stock reserved	2,166,909	1,550,887

Note 12.	STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	1,154,563	$5.55	6.9	$-
Granted	612,626	1.18
Exercised	-	-		$-
Forfeited	(6,135)	4.37
Balance as of September 30, 2022	1,761,054	$4.03	7.3	$-
Exercisable as of September 30, 2022	993,349	$5.70	6.1	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the nine months ended September 30, 2022 and 2021 was $0.80 per share and $2.53 per share, respectively. The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $604,626 and $309,081, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2022 and December 31, 2021. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of September 30, 2022 and December 31, 2021, total unrecognized compensation cost related to stock options granted to employees was $689,955 and $621,996, respectively, which is expected to be recognized over a weighted-average period of 2.2 and 2.1 years, respectively.

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

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$54	$45	$152	$118
General and administrative	80	111	261	270
Total stock-based compensation expense	$134	$156	$413	$388

Note 13.	INCOME TAXES

No provision for income taxes was recorded in either of the three or nine month periods ended September 30, 2022 and 2021. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2022.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2022 and December 31, 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 14.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	1,734,794	1,141,224	1,495,578	1,008,663
Contingently issuable common stock prior to exchange of Vaccinex Products, LP units	-	-	-	742,705
Contingently issuable common stock prior to exchange of VX3 units	-	-	-	817,167

Note 15.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of September 30, 2022 and December 31, 2021, all long-lived assets are located in the United States.

Note 16.	RELATED PARTY TRANSACTIONS

As discussed in Note 8, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under the operating lease was $44,000 and $131,000 for each of the three and nine month periods ended September 30, 2022 and 2021.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a former member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chairman of the Board of Surface. During the three and nine month periods ended September 30, 2022, the Company recorded revenue related to its agreement with Surface of $50,000.  During the three and nine month periods ended September 30, 2021, the Company recorded revenue related to this agreement of $50,000 and $900,000, respectively, all of which was for an exclusive product license. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

Note 17. SUBSEQUENT EVENTS

On October 10, 2022, the Company received notification from Nasdaq that the minimum bid price of its common stock was below $1.00 for the 30-consecutive business day period from August 26, 2022 through October 7, 2022, and the Company therefore is not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days, or until April 10, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days. In the event that the Company does not regain compliance by April 10, 2023, the Company may be afforded a second 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, including stockholders’ equity of at least $4 million, with the exception of the minimum bid price requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period, which could include effecting a reverse stock split during that period, if necessary, and it must appear to Nasdaq that it is possible for the Company to cure the deficiency.

Subsequent to September 30, 2022 through November 7, 2022 the Company sold 54,906 shares of its common stock at a weighted average price of $0.55 through the Open Market Sale Agreement, for net proceeds of $29,373.

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

Cautionary Note Regarding Forward-Looking Statements

The following discussion and other parts of this Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;
•	our ability to maintain the listing of our common stock on Nasdaq;
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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception. We reported a net loss of $4.8 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively, and a net loss of $14.7 and $17.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $7.2 million and $8.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic and inflation, which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed consolidated financial statements. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. For example, we have (i) entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, and filed a related prospectus supplement pursuant to which we are able to issue and sell up $113.0 million of shares of our common stock through Jefferies as sales agent, and (ii) in January 2022 entered into a stock purchase agreement pursuant to which we agreed to issue and sell to the investors named therein an aggregate of 8,747,744 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.11 per share with aggregate gross proceeds to us of approximately $9.7 million.  During the nine months ended September 30, 2022, 3,115,197 shares of our common stock were sold through the Open Market Sales Agreement for proceeds of $3,518,760, net of commission.  Our cash and cash equivalents were $7.2 million and total current assets were $8.0 million at September 30, 2022, which will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance. See Note 1 of our unaudited condensed consolidated financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$1,862	54%	$2,020	56%	$5,415	53%	$7,925	60%
Wages, benefits, and related costs	1,067	31%	1,054	29%	3,222	31%	3,177	24%
Preclinical supplies and equipment depreciation	391	11%	402	11%	1,205	12%	1,403	11%
Consulting, non-clinical trial services, and other	109	3%	153	4%	396	4%	701	5%
Total research and development expenses	$3,429		$3,629		$10,238		$13,206

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$50	$50	$50	$900
Costs and expenses:
Research and development	3,429	3,629	10,238	13,206
General and administrative	1,413	1,484	4,599	4,666
Total costs and expenses	4,842	5,113	14,837	17,872
Loss from operations	(4,792)	(5,063)	(14,787)	(16,972)
Interest expense	(1)	(142)	(2)	(825)
Other (expense) income, net	34	(1)	52	48
Loss before provision for income taxes	(4,759)	(5,206)	(14,737)	(17,749)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(4,759)	$(5,206)	$(14,737)	$(17,749)

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

The Company recorded $50,000 in revenue during the three months ended September 30, 2022 and 2021 due to product license fees from our collaboration agreement with Surface Oncology.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$3,429	$3,629	$(200)	(6)%
General and administrative	1,413	1,484	(71)	(5)%
Total operating expenses	$4,842	$5,113	$(271)	(5)%

Research and Development. Research and development expenses in the three months ended September 30, 2022 decreased by $0.2 million, or 6%, compared to the three months ended September 30, 2021. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL-Lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business.  Through our management we have made an effort to keep our general and administrative expenses consistent year to year.  Despite the current inflationary environment, our general and administrative costs in the three months ended September 30, 2022 decreased by $71,000, or 5%, compared to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

The Company recorded $50,000 and $900,000 in revenue during the nine month periods ended September 30, 2022 and 2021, respectively, all of which was due to a product license fee from our collaboration agreement with Surface Oncology.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$10,238	$13,206	$(2,968)	(22)%
General and administrative	4,599	4,666	(67)	(1)%
Total operating expenses	$14,837	$17,872	$(3,035)	(17)%

Research and Development. Research and development expenses in the nine months ended September 30, 2022 decreased by $2.97 million, or 22%, compared to the nine months ended September 30, 2021. This decrease was primarily attributable to reduced clinical trial costs as a result of the completion of the SIGNAL-HD and CLASSICAL-Lung studies, partially offset by setup expenses for the SIGNAL-AD and HNSCC clinical trials, as well as due to a large drug production that was completed in the first nine months of 2021 with no comparable cost in the first nine months of 2022.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business.  Through our management we have made an effort to keep our general and administrative expenses consistent year to year.  Despite the current inflationary environment, our general and administrative costs in the nine months ended September 30, 2022 were relatively flat, as compared to the nine months ended September 30, 2021.

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

In January 2022 we completed a private placement of our 8,747,744 shares of our common stock and received $9.7 million.  We have entered into an Open Market Sale Agreement with Jefferies pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies.  During the first quarter of 2022, 3,115,197 shares were sold through the Open Market Sale Agreement for proceeds of $3.5 million, net of commission.  During the first quarter of 2021, 5,937,900 shares were sold through the Open Market Sale Agreement for proceeds of $31.9 million, net of commission.  No shares were sold through the Open Market Sale Agreement in the second or third quarters of 2022 or 2021.

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

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of September 30, 2022 and December 31, 2021, our principal source of liquidity was cash and cash equivalents in the amount of $7.2 million and $8.6 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended September 30, 2022 and 2021, we reported a net loss of $4.8 million and $5.2 million, respectively, and $14.7 million and $17.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $314.6 million and $299.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, which may adversely affect our business.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(14,475)	$(20,155)
Cash used in investing activities	(101)	(32)
Cash provided by financing activities	13,173	23,332

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

During the nine months ended September 30, 2022 and 2021, operating activities used $14.5 million and $20.2 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $14.7 million and $17.7 million, respectively.

Investing Activities. The investing activities during the nine months ended September 30, 2022 and 2021, were due to purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2022, financing activities provided a net of $13.2 million, of which $9.7 million was due to the private placement of common stock and $3.5 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, net of underwriting commissions and discounts.  During the nine months ended September 30, 2021, financing activities provided a net of $23.3 million, of which $31.9 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, net of underwriting commissions and discounts, reduced by payments made under the Mandatory Redemption provision of the Debenture of $6.0 million and payment of the remaining principal amount of the Debenture of $2.6 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes from risk factors disclosed in the Annual Report.  See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

We are currently not in compliance with the continued listing standards of the Nasdaq Capital Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “VCNX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On October 10, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that we no longer met the requirements of Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share. In August 2022, our shares began trading below $1.00, and the trading price of our shares has not yet risen above that price for a minimum of 10 consecutive business days, as required by the listing standards to regain compliance.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 days, or until April 10, 2023 to regain compliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with these requirements or that our common stock will continue to be listed on Nasdaq. If we are unable to regain compliance by April 10, 2023, we may be eligible for consideration of a second 180-day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the minimum bid price requirement and provide Nasdaq with written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Listing Qualifications staff that the Company will not be able to cure the deficiency, or if the Company does not meet the other listing standards, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. There can be no assurance that, if we were to effect a reverse stock split after obtaining the required approvals and intending to regain compliance, the reverse stock split would cause our common stock to meet the bid price requirement. If the Company fails to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

Such a delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In addition, the delisting of our common stock could lead to a number of other negative implications such as a loss of media and analyst coverage, a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and likely result in a reduced level of trading activity in the secondary trading market for our securities, and materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our common stock were no longer listed on Nasdaq, investors might only be able to trade on one of the over-the-counter markets. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

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

Vaccinex, Inc.
(Registrant)

November 14, 2022	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)