Form 10-K
period 2022-12-31
VACCINEX, INC.
filed 2023-03-31
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as computed by reference to the June 30, 2022 closing price reported by Nasdaq, was approximately $25,255,087.

As of March 24, 2023, the Registrant had 49,880,761 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “may,” “could,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” “continue” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•
our ability to continue as a going concern;
•
our ability to regain compliance with the Nasdaq listing requirement;
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

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D (or SEMA4D) biology and that we are currently the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration and activation of immune and inflammatory cells at sites of injury, cancer or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab (also known as VX15/2503), an antibody that we believe exploits novel mechanisms of action. We are focused on the development of pepinemab for the treatment of certain cancer indications, in particular, head and neck squamous cell carcinoma, or HNSCC, and pancreatic cancer, or PDAC, as well as neurodegenerative diseases, including Huntington’s disease, or HD, and Alzheimer’s disease, or AD. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer as well as in “window of opportunity” studies in other indications. We have developed multiple proprietary platform technologies which have potential to develop product candidates against novel targets that could address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by currently available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform, a core asset, and our ActivMAb antibody discovery platform, a valued technology.

•
Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various diseases and conditions, including cancer and neuroinflammatory and neurodegenerative diseases. Pepinemab’s mechanisms of action block the SEMA4D signal and activate innate physiological mechanisms to respond to tumors or tissue injury. We first demonstrated in preclinical studies in animal models that the biological activities associated with an antibody blockade of SEMA4D can promote infiltration of activated immune cells while reducing immune suppression in tumors and promote the repair or prevention of neurological damage in neuroinflammatory and neurodegenerative diseases. A subsequent phase 2 clinical study of immunotherapy with pepinemab in combination with a checkpoint inhibitor (avelumab) supported increased benefit to patients with non-small cell lung cancer (NSCLC), and a recently completed phase 2 study of single agent pepinemab in Huntington’s disease indicated both cognitive benefit and a reduction in brain atrophy and reversal of disease-associated loss of brain metabolic activity.
•
Our ActivMAb® antibody discovery platform is a proprietary human antibody discovery platform based on a novel method for expressing complex multipass membrane proteins, as well as large and diverse libraries of high affinity, full-length human monoclonal antibodies on the surface of mammalian pox viruses. We believe our ActivMAb technology offers (i) rapid generation of high affinity, full-length, human monoclonal antibodies synthesized and naturally modified in mammalian cells, (ii) expression and selection of antibodies that easily and predictably transition to manufacturing in mammalian lines, and (iii) an innovative and efficient method for selecting antibodies against multi-pass membrane proteins, an important class of pharmacological targets that have been challenging for antibody selection. Our product candidate VX5 was generated by our ActivMAb platform and is currently in preclinical development for autoimmune disorders. We intend to continue to utilize our ActivMAb platform to identify additional product candidates for our own pipeline development and for strategic collaborations.

Vaccinex Product Pipeline

We initiated a new clinical trial of pepinemab in combination with Keytruda® for front-line recurrent or metastatic head and neck cancer (R/M HNSCC) in collaboration with Merck Sharp & Dohme Corp., and a new clinical trial of single agent pepinemab in Alzheimer’s disease (AD) in 2021.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D. We are advancing pepinemab which we believe has novel mechanisms of action for the treatment of cancer and certain neurodegenerative diseases, including HD and AD. As of December 31, 2022, 578 patients have been treated or enrolled in seven Phase 1 clinical trials and three Phase 2 clinical trials of pepinemab in separate indications.

Cancer

Through December 31, 2022, pepinemab has been studied as a treatment for advanced solid tumors, including in clinical trials in HNSCC, NSCLC, osteosarcoma, and melanoma. We have demonstrated in preclinical tumor models that SEMA4D regulates infiltration of immune precursor cells into tumor tissue. Our preclinical data suggest that blocking SEMA4D promotes infiltration of CD8+ cytotoxic T-cells that can eradicate the tumor while simultaneously altering the tumor microenvironment to reduce immunoinhibitory myeloid suppressor and T regulatory cells. We have also demonstrated in preclinical models the potential for synergy between pepinemab and different checkpoint inhibitors when used in combination. We completed a first Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. Pepinemab was well tolerated in this clinical trial.

In October 2017 in collaboration with Merck KGaA, we initiated the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, (also known as Bavencio) an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC who have not previously been treated with immunotherapy. In July 2018, an additional cohort of patients who failed prior immunotherapy was added to the trial. The CLASSICAL-Lung trial consisted of a dose escalation phase and a subsequent dose expansion phase. We completed enrollment in the dose expansion phase in August 2019 and released topline data for this trial at the virtual American Society of Clinical Oncology (ASCO) conference in June of 2021. A manuscript reporting the results of this study was published in the journal Clinical Cancer Research in April of 2021. In the first quarter of 2023, Vaccinex initiated a Phase 1b/2 single-arm, open label study to evaluate pepinemab in combination with avelumab (Bavencio®) as second line combination therapy for patients with metastatic pancreatic adenocarcinoma (PDAC, NCT05102721). The trial will be conducted at the University of Rochester and is being primarily funded by a Gateway Discovery Award (administered by the Conquer Cancer Foundation/ASCO).

In February 2018, The Children’s Oncology Group, or COG, with financial support from the National Cancer Institute, initiated a Phase 1/2 clinical trial of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. In June 2018, a Phase 1 Investigator Sponsored Trial (IST) of pepinemab in combination with Yervoy® or with Opdivo® began at the UCLA Jonsson Comprehensive Cancer Center in patients with advanced melanoma who have progressed on prior anti-PD-1/PD-L1 based therapies. Enrollment in this study has since been halted due to resource limitations at UCLA, however, several patients received extended treatment for an additional 2 to 3 years. In addition, Emory University has initiated separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in melanoma and HNSCC. We also presented interim analysis of these window of opportunity studies at ASCO, in June 2020 and at ESMO and SITC cancer conferences in 2022. An investigator sponsored trial has also been initiated in May 2022 at Moffitt Cancer Center evaluating pepinemab in combination with adoptive dendritic cell therapy in patients HER2+ metastatic breast cancer (NCT05378464).

In the second half of 2021, in collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co. Inc., Kenilworth, NJ, USA, we initiated the KEYNOTE-B84 clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with pembrolizumab (also known as Keytruda), an inhibitor of the PD-1/PD-L1 checkpoint pathway, for front-line treatment in patients with R/M HNSCC. KEYNOTE-B84 is planned to be a 65 patient, open-label, multi-center phase 1b clinical study, enrolling patients whose tumors express low PD-L1 (CPS<20) or high PD-L1 (CPS ≥20). Due in part to delays associated with the COVID-19 pandemic, we enrolled the first patient in this trial during the second half of 2021. We expect to complete a preplanned interim analysis of results of this phase 2 study of pepinemab in combination with Merck's KEYTRUDA® in first-line head and neck cancer in the second quarter of 2023, with top-line data anticipated in 2024.

Huntington’s Disease

We are studying pepinemab as a treatment for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the central nervous system, or CNS. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, Alzheimer’s disease, or AD, progressive MS, and other neurodegenerative disorders. We initiated the SIGNAL study, a Phase 2 clinical trial, in July 2015 in early manifest and late prodromal (pre-manifest) HD patients. This clinical trial builds on preclinical studies in an animal model of HD and safety data from a Phase 1 dose-escalation clinical trial of pepinemab in MS patients that we completed in November 2014. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018. Cohort B includes a total of 265 subjects in two cohorts: 179 patients who have early manifest disease, and 86 who are late prodromal. All subjects were randomized to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Topline data for the SIGNAL Phase 2 trial was reported on September 22, 2020 and more detailed analysis of the data was presented at medical conferences on October 30, 2020, April 30, 2021, and September 10, 2021. The U.S. Food and Drug Administration, or FDA, has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD. Final data from the SIGNAL trial was published in Nature Medicine 28: 2813-2193 in 2022. To advance planning for a potential phase 3 study of pepinemab in HD, we have requested a meeting with the FDA to discuss details of the study design and key endpoints. We have received notice from the FDA they have granted this meeting request and they will provide a written response by May 16, 2023 to questions posed in the meeting package.

Alzheimer’s Disease

We initiated a clinical study of pepinemab as a potential treatment for AD in late 2020. This study of pepinemab in AD, which we refer to as “SIGNAL-AD,” will be based on our prior research of neurodegenerative disease mechanisms in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes and ameliorated cognitive decline in an AD disease model. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD. We received two-thirds of the funding in the second half of 2020 and expect to receive the remainder when enrollment is completed. As noted above, the chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in AD as well as in other neurodegenerative disorders. The design for this study is based on evidence from the SIGNAL clinical trial in HD showing that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. Recently, it has been reported that FDG-PET is superior to the more established Aβ amyloid-PET as an indicator of cognitive decline in early AD, which gives us greater confidence in relying on the evidence from our SIGNAL clinical trial in HD to inform the design of the SIGNAL-AD trial. SIGNAL-AD is planned to be a 40 patient, randomized, placebo-controlled, multi-center phase 1b clinical study. Due in part to delays associated with the COVID-19 pandemic, we enrolled the first patient in this trial during the second half of 2021 and expect to complete enrollment in the second quarter of 2023, with top-line data anticipated in 2024.

VX5

We discovered VX5 using our ActivMAb platform. VX5 is a human antibody to CXCL13, a molecule that regulates the formation of immune tissues, and is currently in preclinical development for the treatment of autoimmune disorders. In preclinical studies, anti-CXCL13 antibodies, such as VX5, have been shown to reduce CXCL13-induced B cell and T helper cell migration, which would otherwise contribute to inflammatory and autoimmune responses. Therapeutic administration of anti-CXCL13 antibody has also been demonstrated to prevent disease progression in mouse models of MS and rheumatoid arthritis.

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
•
Develop pepinemab as a therapy in Alzheimer’s disease. We initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. We enrolled the first patient in mid-2021 with topline data anticipated in 2024.
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

The Children’s Hospital of Philadelphia, on behalf of Children’s Oncology Group	Phase 1/2 IST of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma.

Emory University	Two separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical melanoma, head and neck cancer patients.

Huntington Study Group	General CRO-related services for Phase 2 clinical trial of pepinemab in early-stage and late prodromal HD patients.

UCLA Jonsson Comprehensive Cancer Center	Phase 1 IST of pepinemab in combination with Yervoy and Opdivo in patients with melanoma whose tumors have progressed following treatment with any anti-PD-1/PD-L1 antibody.
ActivMAb

Catalent Pharma Solutions, LLC	Selection of an antibody to a cancer membrane target suitable for construction of an antibody drug conjugate employing proprietary Catalent technology.

Surface Oncology, Inc.	Identification and selection of antibodies against two target antigens using our proprietary technology.

Unnamed Pharmaceutical Co. (1)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

Unnamed Biotech Co. (3)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

Background on the Immune System and Antibodies

The immune system is a powerful mechanism to defend and protect the body from pathogens, such as viruses, parasites and bacteria, and provides surveillance against cancers, by recognizing and responding to their characteristic antigens. The power of the immune system can, however, also present dangers, as misdirected immune responses can cause devastating autoimmune diseases. To address these issues, the immune system has evolved to encompass two interacting arms, an aggressive arm that serves to eradicate infection and has the potential to kill tumors and a regulatory arm that serves to limit the magnitude and duration of immune responses. The balance of activity between these two arms has evolved to allow effective responses to the numerous pathogens in our environment, the primary threat to the integrity of organisms. This balance is, however, not necessarily well calibrated to respond to weaker antigenic challenges such as those of tumors that differ in relatively subtle ways from our normal tissues to which we are generally tolerant. Advances in our understanding of these regulatory mechanisms and our ability to develop drugs that modulate their effects, such as checkpoint inhibitors, has enabled important advances in immunotherapy and the treatment of cancer. We believe our SEMA4D antibody platform offers novel mechanisms of immune modulation that could further enhance the beneficial effects of immunotherapy in cancer.

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
•
T lymphocytes, or T cells, which are a type of white blood cell generally divided into three subsets:
•
T helper cells, which interact with antigen-bearing immune cells and secrete specialized factors that activate other cells, such as B cells, to fight off infection;
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

The role of the innate immune system is to provide a rapid, non-specific response to a pathogen or to abnormal cells in the body and to facilitate activation of the adaptive immune system. The innate immune system consists of specialized cells such as macrophages, dendritic cells, monocytes and NK and NKT cells. When the body recognizes a pathogen, it activates these specialized cells of the innate immune system, resulting in a cascade of signaling events that cause the production of proteins to fight the infection caused by the pathogen.

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

Our SEMA4D Antibody Platform

Overview

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various diseases and conditions, including to promote immune cell infiltration and activity in tumors as well as to inhibit neuroinflammatory and neurodegenerative diseases. Pepinemab, a molecule that blocks the signaling activity of SEMA4D, is currently in clinical development by us for the treatment of HNSCC, PDAC, and AD, as well as by third parties in ISTs for breast cancer and in multiple “window of opportunity” studies in other indications. We initiated a clinical trial of pepinemab in combination with Keytruda for R/M HNSCC and as a single agent in AD in the second half of 2021 and intend to use our SEMA4D platform to address additional cancer indications and other diseases in the future.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D, which is an extracellular signaling molecule that regulates the migration and activation of immune and inflammatory cells at sites of injury, cancer or infection. SEMA4D signals through the plexin-B1, or plexin-B2, (PLXNB1 or PLXNB2) receptors expressed on many precursor cells. Binding of SEMA4D ligand to the extracellular domain of plexin-B1 receptors triggers activation of its cytoplasmic Rho-GTPase activating domain. This leads to inactivation of Rho kinase which, through a chain of events, normally prevents depolymerization of the actin cytoskeleton. The PLXNB1 receptor molecule can activate the R-Ras protein, which regulates adhesion to the extracellular matrix. These two activities, cell adhesion and cytoskeletal reorganization, control the migration and differentiation of precursor cells. Precursor cells play an important role in maintaining health and repairing tissue damage in the adult organism by migrating to affected target locations in the body where they can differentiate into mature functional cells. In the case of an immune precursor cell, the mature cell can engage in protective activity against a tumor or infection. Other precursor cells are dedicated to repairing tissue damage, such as precursor cells that can remyelinate nerve axons at a demyelinated lesion. Depending on the nature of a precursor cell and its natural signaling cascade, SEMA4D can inhibit or activate cell migration and/or maturation.

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

Merck KGaA

In October 2016, we entered into a clinical trial collaboration and supply agreement with Merck KGaA through its subsidiary, Ares Trading S.A., to test pepinemab in combination with avelumab checkpoint inhibitor in NSCLC patients whose tumors have progressed on or following chemotherapy, which is the CLASSICAL–Lung clinical trial. An additional cohort of patients whose tumors failed prior immunotherapy was added in July 2018. We sponsored the investigational new drug application, or IND, for this study and Merck KGaA shared in the cost of the trial. A second collaboration was initiated to test pepinemab in combination with avelumab as second line combination therapy for patients with metastatic pancreatic adenocarcinoma (PDAC, NCT05102721). Avelumab is being provided by Merck KGaA, Darmstadt, Germany and Pfizer, Inc. for the PDAC NCT05102721 study. Either party may elect to extend the collaboration to one additional cancer indication under certain circumstances. The agreement does not convey rights or a license to Merck KGaA to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell avelumab, a Merck KGaA compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck KGaA. The clinical trial concluded in the second quarter of 2020 and a clinical study report was completed which terminated our collaboration in NSCLC. A manuscript reporting the results of this study was published in the journal Clinical Cancer Research April 5, 2021; DOI:10.1158/1078-0432.CCR-20-4792.

UCLA Jonsson Comprehensive Cancer Center

In June 2018, we entered into an Investigator Sponsored Clinical Trial Agreement, or ISTA, with the University of California Los Angeles Jonsson Comprehensive Cancer Center. We provide pepinemab drug and financial support for a Phase 1 IST of pepinemab in combination with Yervoy or with Opdivo in two separate cohorts of patients with melanoma whose tumors have progressed following treatment with any anti-PD-1/PD-L1 antibody. The Yervoy and Opdivo checkpoint inhibitors are provided by Bristol-Myers Squibb under a separate agreement with UCLA. The Cancer Center owns the clinical data generated from this IST, and we have the right to access and use this data for any lawful purpose. We provided funding for site clinical operations and clinical laboratory testing of patient samples at Covance Central Labs. This trial was unexpectedly terminated in the third quarter of 2020 after only a handful of patients had been treated when the principal investigator transferred from the Jonsson Cancer Center to another Institution. One of three patients treated with the combination of pepinemab and Opdivo experienced durable disease stabilization for approximately 21 months and continued treatment under an extended access program.

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

Emory University

We have entered into three IST agreements with Emory University to provide pepinemab and financial support for three separate investigator sponsored clinical trials. Due to difficulties related to patient recruitment, one of these trials has been abandoned. Patient recruitment in the other two trials has been successful and the studies are continuing. (1) a Phase 1 clinical trial evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical patients with resectable head and neck cancer; and (2) a Phase 1 clinical trial evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical patients with resectable melanoma. Both studies will evaluate the effect of the regimens on the immune profile in the tumor microenvironment and in peripheral blood. These trials are “window of opportunity” studies in which patients receive treatment between their cancer diagnosis and surgical resection. To support these studies, we are providing pepinemab and combination antibodies for neoadjuvant administration and limited financial support for site clinical operations prior to resection and clinical laboratory testing of patient samples. Emory University will own the clinical data resulting from these ISTs, and we will have the right to access and use this data for any lawful purpose. No license rights to pepinemab are conveyed to Emory University by these agreements.

Huntington Study Group (SIGNAL)

In March 2015, we entered into a Clinical Trial Management Agreement with The Huntington Study Group, or HSG, to provide general CRO-related services for the SIGNAL study in HD, including management of subcontractors involved in the clinical trial, at approximately 30 clinical sites in the United States and Canada, each covered by a standard clinical trial agreement between us, as IND sponsor, HSG and the clinical site. Payments are on a fee for service basis. We will retain ownership of all clinical data generated from this agreement, while HSG and its subcontractors, including the clinical sites, will have the right to use limited data generated from the study for internal educational and non-commercial purposes. No license rights to pepinemab are conveyed to HSG by this agreement. Top line data from this study was released on September 22, 2020 and further analysis was presented at medical conferences on October 30, 2020, April 30, 2021 and September 10, 2021. A manuscript reporting detailed study results was published in Nature Medicine 28:2183-2193 in 2022.

Pepinemab in Cancer

Overview

We are studying pepinemab as a treatment for advanced solid tumors, including NSCLC, HNSCC and PDAC. Our preclinical data suggest that blocking of SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. We initiated the CLASSICAL–Lung clinical trial of pepinemab in combination with avelumab, a checkpoint inhibitor of the PD-1/PD-L1 pathway, in October 2017 in patients with NSCLC who have not been previously treated with immunotherapy and in patients who have failed prior immunotherapy. Near topline data for the CLASSICAL–Lung clinical trial was reported at ASCO in June of 2020 and a manuscript reporting the results was published in Clinical Cancer Research April 5, 2021; DOI: 10.1158/1078-0432.CCR-20-4792. Clinical trials in HNSCC and PDAC are ongoing.

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

As illustrated in Figures 7A and B, we have also demonstrated in mouse models of colorectal and head and neck cancer that the pepinemab antibody amplifies the benefits of other treatments that increase anti-tumor immunity, including, in particular, the checkpoint inhibitors anti-CTLA-4 and anti-LAG3. Five separate studies performed by us showed tumor regression on average of approximately 80% and as high as 100% of mice in the colorectal tumor model (Figure 7A). We understand this synergy as the combined effect of an agent, anti-CTLA-4, which allows increased expansion of tumor-specific T cells in tumor draining lymph nodes and anti-SEMA4D that increases infiltration of these expanded T cells into tumor. Checkpoint inhibitors may also increase T cell activity intratumorally. Similar benefits are seen in the head and neck cancer model and in a colon cancer model in combination with anti-LAG3 (Figure 7B).

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

The Unmet Medical Need for Cancer

Cancer is a leading cause of death worldwide. Cancer follows only heart disease as the leading killer in the U.S. The American Cancer Society estimated that in 2022 approximately 1.9 million Americans would be diagnosed with cancer and 609,360 would die from the disease.

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

A promising immunotherapy approach to activating antitumor immunity with demonstrated efficacy is the blockade of immune checkpoints. Immune checkpoints refer to inhibitory pathways hardwired into the immune system that are crucial for modulating the magnitude and duration of immune responses to minimize collateral tissue damage. Scientists have observed that tumors co-opt certain immune-checkpoint pathways as a major mechanism of immune resistance, particularly against T cells that are specific for tumor antigens and otherwise would attack the tumor. Research has demonstrated that because many of the immune checkpoints are initiated by the interaction between ligands and their specific receptors, these immune checkpoints can be readily blocked by antibodies that neutralize ligands or block receptors. Anti-CTLA-4 antibodies are antibodies to the cytotoxic T-lymphocyte-associated antigen 4 and Yervoy was the first of this class of immunotherapies to achieve approval by the FDA. Programmed cell death protein 1, or PD-1, is another immune checkpoint pathway currently being targeted with immunotherapies. Merck’s anti-PD-1 drug Keytruda (pembrolizumab) was initially approved for use for the treatment of patients with advanced or unresectable melanoma who are no longer responding to first-line therapy. Opdivo is a drug with similar activity marketed by Bristol Myers Squibb. Both Opdivo and Keytruda have received FDA approvals for multiple cancer types including for patients with NSCLC and HNSCC. Less than 20% of patients overall experience benefit in terms of prolonged survival but, in general, not a cure. Other checkpoint inhibitors targeting PD-L1 have also received approvals for certain patient populations with specific cancer indication: Genentech’s Tecentriq® (atezolizuma) in urothelial cancer and NSCLC; Bavencio® (avelumab) in Merkel cell and urothelial cancer; and AstraZeneca’s Imfinzi® (durvalumab) in urothelial cancer and as maintenance therapy in unresectable Stage III NSCLC following chemoradiation therapy. Multiple approvals in additional cancer indications have followed and more are in progress.

Currently, there are several hundred clinical trials of anti-PD-1, the receptor, and anti-PD-L1, the matching ligand, many of which may selectively enroll patients with tumors that express the programmed death ligand 1, or PD-L1, due to a greater expected response rate in such patients than those with PD-L1 negative tumors. However, even though PD-L1 positive patients generally respond better than PD-L1 negative patients, the anticipated response rate of PD-L1 positive patients to single agent anti-PD-1/PD-L1 is generally low, at approximately 20%, with the exception of melanoma and bladder cancers, where response rates can be as high as 35% to 40%. Therefore, we believe it is important to identify combination therapies that could result in improved response rates in more tumor types.

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

We believe that the combination of pepinemab with immunotherapeutic drugs could prove beneficial. Many immunotherapeutic drugs act by inhibiting negative feedback that limits the magnitude or duration of immune responses, e.g., checkpoint inhibitors such as anti-PD-1, or act by directly inducing greater tumor-specific immune activity, e.g., co-stimulator activities or cancer vaccines. Pepinemab has a different immunotherapeutic mechanism of action in cancer. It promotes infiltration of tumoricidal immune cells into a tumor and a reduction in immunosuppressive cells. As such, we believe pepinemab could enhance the activity of other agents that increase peripheral immune responses. This is the basis for several of our preclinical and clinical collaborations.

In preclinical studies, we determined that pepinemab in combination with a CTLA-4 checkpoint inhibitor can greatly enhance the immune response to tumors by amplifying the benefits of such checkpoint inhibitor. In preclinical tumor models, anti-SEMA4D demonstrated synergy in combination with anti-CTLA-4 for inhibition of tumor growth and increased frequency of complete tumor regression. Based on our preclinical studies, it appears that pepinemab removes the barrier presented by SEMA4D to infiltration into the tumor of immune cells expanded by blockade of CTLA-4. Pepinemab has a profound influence on the traffic of tumor-specific immune cells and, therefore, their ability to eradicate tumors.

Notwithstanding the promise of checkpoint inhibitors, we believe there are still challenges with treatments that are currently approved and in development. The response rate to anti-CTLA-4 is higher in melanoma than in most other tumor types. Combination with pepinemab could increase response rates in cancers that otherwise respond poorly to checkpoint inhibitors as single agents. We have observed in preclinical models that SEMA4D produced in tumors obstructs activation and expansion of tumor-inhibiting immune cells such as MDSC, M2-type macrophage and Treg in the tumor environment.

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

Pepinemab appeared to be well tolerated in this study, as well as in a separate unrelated Phase 1 clinical trial of single-ascending doses up to 20 mg/kg in 50 patients with multiple sclerosis in which no DLTs were observed. Furthermore, in both short and longer term preclinical animal toxicology studies in monkeys and rodents, the pepinemab was well tolerated at weekly doses up to 200 mg/kg administered over six months.

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

Approximately 59% of the CLASSICAL-Lung trial subjects whose tumors had progressed during or following treatment with FDA-approved checkpoint inhibitors experienced a halt or reversal of tumor progression after treatment with the combination of pepinemab plus avelumab. About half of the subjects who benefited from the combination had been treated with Keytruda and roughly 25% had been treated with Opdivo prior to enrolling in this clinical trial. Two patients had partial responses, or PRs, with approximately 66% and 52% tumor reductions on combination therapy after progression on Keytruda, and 15 patients experienced stable disease, or SD, including three who had been refractory to prior anti-PD1/PD-L1.

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

Head and Neck Cancer

We believe another mechanism of action of anti-SEMA4D antibody that complements and enhances the effects described above of increased tumor penetration by antigen presenting cells and enhanced infiltration of CD8+ T-cells is reduced accumulation and activity of myeloid derived suppressor cells, or MDSC. This was also demonstrated in a preclinical model of head and neck cancer, the MOC1 carcinoma. In preclinical models, these changes in MDSC accumulation and function resulted in enhanced T-lymphocyte tumor antigen-specific responses in combination with either CTLA-4 or PD-1 targeted immune checkpoint inhibitors. MDSC appear to play a particularly important role in immune evasion in certain cancer indications, notably including HNSCC, by inhibiting the activity of cytotoxic T-cells. We have observed relatively few MDSC in NSCLC in our SIGNAL trial, as compared to results observed in HNSCC biopsies. As a result of these contrasting observations in HNSCC and NSCLC, we have entered into a collaboration with Merck Sharp & Dohme to initiate a combination phase 2 study of pepinemab with pembrolizumab in first-line HNSCC. We initiated this study in the second half of 2021. A pre-planned interim analysis is anticipated in the second quarter of 2023 when it is expected that 36 patients will have been enrolled and had their early response to treatment evaluated.

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

The Role of SEMA4D in Neurodegenerative Disease

SEMA4D plays a crucial role in neuroinflammatory and neurodegenerative diseases through at least three independent mechanisms: (i) inducing the activation of innate inflammatory cells of the CNS, including both astrocytes and microglia, which is associated with long term damage to nervous tissue; (ii) inhibiting migration and differentiation of precursor cells that have the ability to repair demyelinated lesions and to replenish depleted astrocytes; and (iii) inducing the breakdown of the tight junctions between endothelial cells that seal the blood-brain barrier and prevent degradation of the cellular and molecular environment of the brain.

Chronic activation of astrocytes and microglia is associated with neuroinflammatory and neurodegenerative disease. We have demonstrated in preclinical studies that SEMA4D activates microglia at the site of demyelinated lesions. We have also demonstrated that SEMA4D inhibits the migration of oligodendrocyte precursor cells, which are capable of repairing damage to demyelinated lesions.

As demonstrated in Figure 10, spinal cord sections were stained for expression of a characteristic marker of oligodendrocyte precursor cells known as NKx2.2. Oligodendrocyte precursor cells (also known as glial progenitor cells) can migrate and differentiate to repair damaged myelin and to replenish astrocytes that together support the function of neurons. It was observed that oligodendrocyte precursor cells are randomly distributed and do not migrate to the site of a demyelinated lesion in control animals (red stained cells in left panel) and are, therefore, unable to repair damage. SEMA4D appears to inhibit migration of these precursors because they do migrate when animals are treated with pepinemab (right panel). In contrast, SEMA4D promotes activation of microglia at the site of lesions as demonstrated by inhibition of activation upon treatment with pepinemab. As illustrated below, in Figures 10 and 11, the left panel represents sections of spinal cord from animals treated with control antibody and the right panel represents similar sections from animals treated with pepinemab. In Figure 10, the sections are stained for NKx2.2 (red), a marker of oligodendrocyte precursors, while in Figure 11, the sections are stained for Iba1 (brown), a marker of microglial activation.

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

HD is based on a single mutated gene, and transgenic animals have been engineered to express this gene and such animals are found to reproduce many symptoms similar to those of the human disease. We and our academic collaborators evaluated the pepinemab antibody as a potential therapy in the yeast artificial chromosome, or YAC, transgenic mouse model that expresses full-length mutated human Huntingtin gene, or YAC128, and reproduces many of the characteristic signs and symptoms of HD. Starting at six weeks of age, YAC128 and normal wild type, or WT, control mice received either pepinemab or isotype-control antibodies weekly for 47 weeks. Before the mice reached 12 months of age, behavioral assessments and tissue analyses were performed to determine any benefits from treatment with the pepinemab antibody. As illustrated below in Figure 12, the results demonstrated a significant reduction in the loss of cortical and white matter volume in the brain of the transgenic animals. Loss of brain volume is a characteristic neuropathology in these animals that is also observed in both HD and progressive MS patients.

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

The mice were evaluated in an open-field activity test, which measures the presence of anxiety-like behavior as reflected in their tendency to avoid open space in the center of their cage. Control YAC128 transgenic mice had both a significantly reduced number of entries into the center and spent less time in the center. Pepinemab-treated YAC128 mice had no significant difference in number of center entries from WT control mice, suggesting that pepinemab can reduce anxiety-like behavior. The study found similar results using total time spent in the cage center as its behavioral measure.

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

SEMA4D Upregulation Signals Neuronal Stress and Triggers Inflammatory Transformation of Astrocytes

Although the clinical manifestations of HD clearly indicate neuronal deficits, the close interaction and interdependence of glial cells and neurons allows for the possibility of a glial origin to neuronal pathology by initiating and/or amplifying neuronal dysfunction. We have found that during underlying disease progression in HD transgenic mice, SEMA4D is upregulated (i.e., more highly expressed) in neurons (Fig. 14). Binding of recombinant SEMA4D to purified GFAP+ astrocytes in vitro triggers significant depolymerization of F-actin (Fig. 15), thereby restricting the ability of the astrocytes to extend cytoplasmic projections on which their normal cell functions rely. These results suggested that in the presence of SEMA4D, the ability of astrocytes to perform normal functions, such as the interaction with brain capillaries to facilitate glucose transport, and the ability to cradle synapses with cytoplasmic extensions that express glutamate receptors and that are responsible for recycling 80% of free glutamate, would be degraded. We have observed similar upregulation of SEMA4D in neurons at progressive stages of disease in HD patient autopsy specimens (Fig 16). We believe that, in these cases (i) SEMA4D is upregulated as a signal of stress at sites of neuronal injury, (ii) this triggers inflammatory activation of plexin-B1 positive astrocytes in close proximity to neurons, and (iii) astrocytes abandon their normal role in glucose transport and glutamate recycling and, importantly, switch to secretion of inflammatory cytokines. Blocking SEMA4D signaling could, therefore, prevent or reduce disease-associated inflammatory transformation and loss of normal astrocyte functions during neuroinflammatory disease progression. In the case of HD, neuronal stress might be the result of accumulation of aggregates of mutant huntingtin protein. We believe that neuronal stress in other slowly progressive neuroinflammatory and neurodegenerative diseases such as Alzheimer’s may follow from a different physiological cause but result in similar inflammatory response.

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

SIGNAL Phase 2 Clinical Trial in HD

The SIGNAL study was designed to assess the safety and efficacy of pepinemab in early-stage and prodromal HD patients. SIGNAL was a randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics, and efficacy of intravenously administered pepinemab. We initiated the clinical trial in July 2015. We engaged the Huntington Study Group, HSG, a contract research organization specializing in HD, to assist in site selection and trial management. The trial had an adaptive design in two cohorts. The initial Cohort A of 36 patients was treated monthly for six months with either pepinemab or placebo in a 1:1 ratio. At the end of six months, the placebo group crossed over to pepinemab so that all subjects were treated with the drug until month 12. Interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment was well-tolerated and that pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging accompanied by signs of cognitive improvement in patients with manifest disease symptoms. On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018. Cohort B enrolled a total of 265 subjects in two groups: 179 patients in group 1 (B1) who have been diagnosed with early manifest disease, and 86 in group 2 (B2) who are late prodromal. All subjects were randomized 1:1 to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Following discussions with FDA, coprimary endpoints for this clinical trial were pre-specified to include a family of two cognitive assessments developed for HD, and the treating physicians Clinical Global Impression of Change (CGIC) following 18 months of treatment. A Composite Index of the full HD-Cognitive Assessment Battery (HD-CAB) was an exploratory endpoint. Additional endpoints included imaging by MRI to detect brain atrophy and FDG-PET imaging in a subset of patients to detect changes in brain metabolic activity which is known to decline during the normal course of disease progression. The FDA’s Division of Neurology Products has granted both Orphan Drug and Fast Track designation to pepinemab (VX15/2503) for Huntington’s disease.

Topline data for the SIGNAL study was released in September 2020 and followed by a more detailed report at medical conferences on October 30, 2020, April 30, 2021 and September 10, 2021 and publication of full study results in Nature Medicine 28:2183-2193 in 2022. As with any well-designed phase 2 study, the main goal of the SIGNAL study was to identify a patient population that can benefit from the selected treatment and to characterize endpoints that can be employed to evaluate treatment benefit in this population. Although the study did not meet pre-specified co-primary endpoints, we believe that evidence of treatment benefit to patients is reflected in key cognitive assessments for the total population as well as in CGIC scores of patients who were somewhat more advanced in disease progression at the time of enrollment, support continued development of pepinemab in both HD and potentially other slowly progressive neurodegenerative diseases, including Alzheimer’s disease, that are characterized by cognitive decline, brain atrophy and reduced metabolic activity. Key observations from pre-specified and post-hoc analyses include:

•
Pre-specified exploratory volumetric MRI analysis of brain in patients with early manifest disease demonstrate treatment related reduction in brain atrophy. In addition, FDG-PET imaging shows increased brain metabolic activity (Figure 17).
•
Significant treatment benefit for pepinemab as reflected in the HD-Cognitive Assessment Battery (HD-CAB) Composite Index (Figure 18).
•
A further signal of benefit was provided by analysis of treating physicians’ Clinical Global Impression of Change in a subpopulation of patients with somewhat more advanced disease progression (TFC 11) at the time of enrollment. We believe that this reflects the difficulty of discerning clinical changes very early in disease progression because of the slow initial rate of change which then accelerates over time.

Because of the important role of astrocytes in glucose transport, we investigated the effect of treatment with our humanized anti-SEMA4D antibody, pepinemab, on FDG-PET of different brain regions of interest (ROI) in patients with early manifest HD based on diagnostic confidence level and a Total Functional Capacity score of 11-13 (top of the functional scale).

Figure 17: Pepinemab reverses decline in FDG-PET in Early Manifest HD patients

Figure 17 shows graphical representations of changes in FDG-PET signal as a percentage of baseline over the full 18-month treatment period for different brain regions of interest including at the top composite scores for an extended frontal lobe and composite cortical regions. Statistically significant differences between pepinemab and placebo are indicated by an asterisk (*) p-value of less than 0.05 as reported in Nature Medicine (2022), 28(10):2183-2193.

As seen in the left panel of Figure 17, FDG-PET SUVR declines over 18 months across almost all brain regions in the early manifest HD patient population. This decline is reversed by pepinemab treatment in most cortical regions but, importantly, not in striatum (caudate and putamen). Decline in FDG-PET has been variously attributed to either reduced glucose uptake by reactive glia (mostly astrocytes) and to loss of energy intensive synaptic activity due to neurodegeneration. We suggest that under conditions of widespread change between astrocyte homeostatic and reactive states, the observed decline in FDG-PET SUVR in cortical regions and its reversal by pepinemab treatment is due to effects on SEMA4D-dependent astrocyte reactivity. However, in striatum, a brain region known to undergo neurodegeneration early during HD-progression at a rate 4 times greater than other brain regions, it appears that decline in FDG-PET SUVR may be predominantly associated with degeneration due to direct effects of toxic forms of mutant huntingtin that are not SEMA4D-dependent and, therefore, not reversed by pepinemab. This suggests a two-stage model of neurodegenerative pathology. An initial mutant huntingtin-dependent (or, in AD, Aβ amyloid or Tau-dependent) phase that damages neurons and leads to upregulation of SEMA4D followed by a SEMA4D-dependent neuroinflammatory phase that significantly amplifies and aggravates damage.

Cognition

In multiple surveys, HD patients and their families have identified cognitive decline as a major concern during disease progression. The Huntington’s Disease Cognitive Assessment Battery (HD-CAB) is based on six different measures of change in different cognitive domains that has been employed by HD investigators to assess cognitive decline. The SIGNAL study was designed to employ HD-CAB as a primary cognitive endpoint. We were, however, encouraged by FDA to instead adopt a novel two-item cognitive family comprised of the OTS and PTAP measures from HD-CAB, primarily, it seemed, to avoid use of a composite score of six assessments. Unfortunately, the SIGNAL study was not designed to be powered for this substitute endpoint and the effect of pepinemab treatment on OTS missed significance (one-sided p=0.028) and for PTAP only showed a trend (p=0.06). As originally planned, however, the study was well-powered for HD-CAB and indicated a highly significant treatment effect (p=0.007). This was consistent with significantly reduced apathy severity (p=0.017) which several studies in HD and AD have shown to be correlated with cognition. Similarly, multiple studies have reported that decline in FDG-PET correlates with cognitive decline and disease progression in AD. Pepinemab is, to our knowledge, the only agent that has been shown to reverse both metabolic and cognitive decline in a neurodegenerative disease.

As previously reported for AD, onset of symptomatic disease is associated with loss of “learning effects” . It is, therefore, of particular interest that patients with early manifest HD do not show the improvement in performance on sequential administration of HD-CAB that is evident in cognitively normal late prodromal subjects (Figure 18). Importantly, the ability to learn from experience is restored and HD-CAB performance improves in early manifest patients during the first six months of pepinemab treatment. We suggest that “learning” is intrinsically significant to patients and could serve as a surrogate endpoint reasonably likely to predict clinical benefit. This is an important consideration for design of the next phase 3 study which we plan to discuss with the FDA.

Figure 18: Pepinemab treatment restores significant “Learning” effects detected by HD-CAB.

Figure 18: Pepinemab treatment improves cognitive scores of HD Cognitive Assessment Battery (HD-CAB) composite in HD subjects with early manifest disease. The difference between placebo and pepinemab treatment was significant, with a one-sided p-value = 0.007. Note: no change is observed in late prodromal group with pepinemab treatment as reported in Nature Medicine (2022), 28(10):2183-2193.

In view of the two-stage model of neurodegenerative pathology suggested by differential effects of pepinemab treatment on FDG-PET in cortical regions vs striatum during early HD progression, we considered whether cognitive treatment effects might be most evident in patients with early evidence of cognitive decline. Analysis of the effect of treatment on HD-CAB was, therefore, stratified by the Montreal Cognitive Assessment (MoCA) score at baseline. As seen in Figure 19, a significant treatment effect (p=0.056) was observed in the MOCA<26 subgroup (cognitive deficit) during the first 6-months of treatment but was not discernible in the MoCA≥26 subgroup (normal cognition).

Figure 19: Significant HD-CAB treatment effects as early as 6-months in the HD patient subpopulation with early signs of cognitive deficits (MoCA<26).

Nature Medicine (2022), 28(10):2183-2193.

Alzheimer’s disease

We believe that neuroinflammation and the mechanism of action of pepinemab is also relevant to pathogenesis of AD and other slowly progressive neurodegenerative diseases (e.g., PD, progressive MS) as well as HD. There are, of course, important differences among these diseases in the specific stress-inducing event that initiates pathology and the brain regions affected. Early degeneration in AD appears to center on the entorhinal cortex rather than the striatum as in HD. An early phase SIGNAL-AD study enrolling patients with mild-AD is currently in progress. Pepinemab could be a promising therapeutic as a single agent, as was observed in HD. Alternatively, it could be employed in combination therapy to augment efficacy and possibly reduce disease related neuroinflammatory effects.

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

By leveraging the advantages of our ActivMAb platform over alternative bacterial and yeast-based technologies, we believe that this technology can be the basis for building a significant pipeline of therapeutics antibodies against unique targets in multiple disease indications. Our product candidate VX5 was generated by our ActivMAb platform, and is a high-affinity, human IgG1 antibody to CXCL13, a chemokine that induces development of lymphoid tissue. VX5 has initiated IND-directed development for the treatment of MS and potentially for other autoimmune disorders. We currently have active collaborations with one major pharmaceutical and three biotech companies, and we are exploring additional opportunities to enhance marketing and commercialization of this asset.

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

The patent portfolios for our platform technologies and our three most advanced product candidates are summarized below:

SEMA4D Antibody Platform and Pepinemab Our intellectual property portfolio for our SEMA4D antibody platform and pepinemab includes several issued United States and foreign patents as well as pending U.S. and foreign patent applications encompassing compositions of matter for pepinemab, methods of use and methods of making. We wholly own rights to several families of patents and patent applications related to the SEMA4D antibody platform and pepinemab that will expire or are projected to expire between 2030 and 2038. The “Smith II” patent family discloses and claims a group of antibodies and encoding polynucleotides that includes the pepinemab antibody, as well as methods of making and using the antibodies. This family has a projected expiration date of May 2030. The Smith II family includes granted patents in the United States (four patents), Australia, Canada, China (two patents), Eurasia (two patents validated in Russia, Armenia, Azerbaijan, Belarus, Kyrgyzstan, Kazakhstan, Moldova, Tajikistan, and Turkmenistan), Europe (validated in Austria, Belgium, Czech Republic, Germany, Denmark, Finland, Spain, France, Ireland, the United Kingdom, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, and Switzerland), Israel (two patents), India, Japan (two patents), South Korea, Mexico (two patents), New Zealand (two patents), Singapore, and South Africa, Vietnam and pending in Thailand,.

We also wholly own ten additional pepinemab-related patent families. These are directed to: (i) methods of modifying blood brain barrier permeability and treating neuroinflammatory disorders (projected expiration of October 2032; granted in Australia, Canada, Eurasia (validated in Russia), Japan, South Korea, Mexico, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Italy, Luxembourg, the Netherlands, Norway, Portugal, and Sweden), Israel, Japan, South Korea, Mexico, New Zealand, South Africa, Singapore and the United States, and pending in China, and Thailand); (ii) methods of treating cancer and inhibiting angiogenesis using a combination of an anti-SEMA4D antibody and a VEGF inhibitor (projected expiration of December 2032; granted in the United States and Canada); (iii) compositions comprising the pepinemab epitope on SEMA4D and related products such as a nucleic acid encoding the epitope, and methods of producing the polypeptide epitope (projected expiration of March 2033; granted in the United States, New Zealand, and South Africa); (iv) methods of promoting neurogenesis and treating stroke (projected expiration of May 2033; granted in Australia, Brazil, Canada, China, Eurasia (validated in Russia), Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Ireland, Italy, Luxembourg. Netherlands, Norway, Portugal, and Sweden) Israel, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and the United States, and pending in Thailand); (v) methods of treating cancer using a combination of a SEMA4D antagonist and an immune modulator (projected expiration of June 2034; granted in the United States (two patents) , Australia, Brazil, Canada, Eurasia, Europe, Israel, Japan (two patents), Mexico, New Zealand (two patents), South Korea and Singapore, and pending in the United States, Canada, China, Europe, South Africa, Singapore, and Thailand); (vi) methods of inhibiting the growth of atherosclerotic plaques, inhibiting neovascularization and treating atherosclerosis (projected expiration of October 2034; granted in the United States, Australia, Europe, Eurasia, Israel, Japan, Mexico, South Korea, Singapore, South Africa, and New Zealand, and pending in Brazil, Canada, Thailand); (vii) methods of treating neurodegenerative disorders such as HD (projected expiration of October 2034; granted in the United States (three patents), Australia, (two patents) Eurasia (validated in Armenia, Azerbaijan, Belarus, Kyrgyzstan, Kazakhstan, Russia, Tajikistan, and Turkmenistan), Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal and Sweden), Israel, Japan (two patents), Mexico, New Zealand, Singapore, South Africa, and New Zealand, and pending in the United States, New Zealand, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, South Korea, Mexico, Singapore, and Thailand); (viii) methods for early detection of glial cell activation in subjects having, suspected of having, or at risk of developing a neurodegenerative or neuroinflammatory disease such as HD, and determining whether such subjects would benefit from treatment a SEMA4D antagonist (projected expiration of February 2038; pending in the United States, Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa); (ix) methods of treating cancer using a combination of a SEMA4D antagonist and an epigenetic modulator (projected expiration of March 2038; pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa); and (x) a fully-human anti-SEMA4D antibody VX18 (projected expiration May 2038; pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation, Singapore, and South Africa).

In addition, the portfolio includes three patent families including a U.S. and corresponding foreign applications, one of which is wholly owned by Vaccinex, one of which is co-owned by Vaccinex and H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, and another which is co-owned by Vaccinex and Merck KGaA. Each application has an anticipated expiration date in 2040. The US and foreign applications that are wholly owned by Vaccinex include claims directed to methods for inhibiting, delaying, or reducing tumor growth in a subject with cancer by administering a combination a SEMA4D antagonist and an antibody that inhibits TGFbeta. Foreign applications are pending in Australia, Canada, Europe, Japan, and New Zealand. The Vaccinex-Merck co-owned US and foreign applications include claims directed to methods for treating, inhibiting, delaying, or reducing malignant cell growth in a subject with cancer whose level of circulating myeloid-derived suppressor cells (MDSCs) is below a predetermined level. Foreign applications are pending in Australia, Canada, China Europe, Israel, Japan, South Korea, Mexico, and New Zealand. The US and foreign applications co-owned by Vaccinex and Moffitt include claims directed to anti-cancer combination therapy comprising at least one dendritic cell pulsed with an oncodriver and an immunoregulatory molecule inhibitor selected from antagonists of SEMA4D and VEGF, and methods of treating cancer with the combination therapy. Foreign applications are pending in Australia, Canada, Europe, Japan and New Zealand.

The portfolio also includes two patent families, one of which is co-owned by Vaccinex and Imperial College London, and another which is co-owned by Vaccinex, University of Sydney, and Sydney Children’s Hospital. Each application has an anticipated expiration date in 2041. The Vaccinex/Imperial College London co-owned applications are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa and includes claims directed to treatment of peripheral nerve injury using a SEMA4D antagonist. The Vaccinex/University of Sydney/Sydney Children’s Hospital co-owned application discloses and claims treatment of Rett Syndrome using a SEMA4D antagonist antibody and are pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and South Africa.

In addition, the portfolio also includes two U.S. and corresponding PCT applications, one of which is wholly owned by Vaccinex and one of which is co-owned by Vaccinex and the University of Central Florida or UCF. The anticipated expiration date of the Vaccinex wholly owned applications is in 2042; the expiration date of the co-owned applications is in 2043. The US and PCT applications that are wholly owned by Vaccinex disclose and include claims directed to methods for predicting the response to treatment of a subject with a neurodegenerative disorder with an anti-SEMA4D antibody based on the subject’s cognitive and/or functional impairment assessment scores. The Vaccinex/UCF co-owned applications disclose and claim a combination therapy for the treatment of Huntington’s disease which comprises antagonist of SEMA4D and a HTTT-lowering agent.

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

ActivMAb Antibody Discovery Platform

Our ActivMAb platform is encompassed by two patent families and a provisional patent application wholly owned by us, as well as granted U.S. and foreign patents in families that are exclusively licensed to us by the University of Rochester. These patent families broadly encompass the process and methods of use of the ActivMAb platform.

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

ActivMAb Platform Patents. Three patent families and a pending provisional application covering the ActivMAb platform are wholly owned by us. The first family discloses and claims aspects of the technology as currently practiced that are improved over the in-licensed patent family discussed below. Granted claims in this family include product claims directed to fusion proteins, recombinant libraries, host cells and kits, as well as claims directed to methods of constructing libraries and methods of selecting antibodies possessing a desired specificity. This family has a projected expiration date of March 2033 in the United States and April 2033 in all other jurisdictions. This application family is granted in the United States (two patents), Australia, China, Europe (validated in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Eurasia (validated in Russia), Israel, Japan, Singapore, South Korea, and New Zealand. The second family discloses and claims compositions and methods for displaying multi-pass membrane proteins in native conformation on vaccinia virus extracellular virions to enable selection of antibodies binding to these proteins in our ActivMAb platform. This family has a projected expiration date of April 2037 and is granted in the United States (three patents), Europe (validated in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Spain, Switzerland, UK, and Sweden), China, Mexico, and Russia and includes pending applications in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa. The third family discloses and claims methods for increasing the number of independent poxvirus genomes in our antibody libraries. This application has a projected expiration date of July 2037, and is granted in the United States, Japan, Russia, Singapore, and South Korea, and includes pending applications in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa.

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

The portfolio further includes three VX5-related patent families wholly owned by us. The first, directed to the VX5 composition and related methods, has a projected expiration date of September 2031. This family is granted in Australia, Brazil, Canada, China, Europe (validated in Belgium, Switzerland, Germany, Denmark, Finland, France, the United Kingdom, Ireland, the Netherlands, Norway, and Sweden), India, Japan, Mexico, New Zealand, Singapore, South Korea, and the United States (two patents), and is pending in the United States. The application includes claims directed to antibodies, nucleic acids, vectors, cells and polypeptides, as well as methods for neutralizing CXCL13, and methods of treating autoimmune diseases or inflammatory diseases. The second family, directed to methods of treatment of B cell-mediated inflammatory diseases, e.g., Sjogren’s syndrome, has a projected expiration date of March 2033. This family is granted in the United States, Australia, Canada, China, Europe (validated in German, France, and the United Kingdom), Japan, Korea, and New Zealand. The third family, directed to methods for increasing mucosal IgA levels, has a projected expiration date of January 2034. It is granted in the United States, Canada, China, Japan, Australia, Europe (validated in Germany, France and the United Kingdom), Japan, New Zealand and South Korea.

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

For example, in the United States the term of a patent that covers an FDA-approved product or a method of using or manufacturing the product may also be eligible for extension, which provides patent term restoration as compensation for the patent term lost during product development and the FDA regulatory review process. Patent term extension, which can be applied to only a single patent and is effective only with regard to the approved product, can be available when the approval is the first permitted commercial marketing or use of the active ingredient. The length of the patent term extension is related to the length of time the drug is under development and then regulatory review and cannot extend the term of a patent more than 14 years from the date of product approval. Similar supplemental protection provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products, where applicable. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Employees

As of December 31, 2022, we had 38 full-time employees and 5 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe our relationship with our employees is good.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the years ended December 31, 2022, and 2021, we reported a net loss of $19.8 million, $22.4 million, respectively. As of December 31, 2022, and 2021, we had an accumulated deficit of $319.7 million, and $299.9 million, respectively.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $19.1 million and $25.3 million for the years ended December 31, 2022 and 2021, respectively, and an accumulated deficit of $319.7 million and $299.9 million as of December 31, 2022 and 2021, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. In January 2020, and July 2020, we completed private placements of our common stock and received gross proceeds of $7.5 million, and $4.0 million, respectively and in September 2020 we received gross proceeds of $2.0 million through an award from the Alzheimer’s Drug Discovery Foundation (“ADDF”), in the form of an investment in our common stock. Additionally, on March 27, 2020, we announced that we had entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time to time. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies. In 2022 and 2021, 3,189,411 and 5,937,900 shares, respectively, were sold through the Open Market Agreement for proceeds of $3.6 million and $31.9 million, respectively, net of commission.

In August 2020, we entered into a Securities Purchase Agreement (the “SPA”), with 3i, LP, (“3i”) as collateral agent and purchaser (the “Convertible Debt Financing”). Pursuant to the SPA, on August 3, 2020, we issued a 7% Original Issue Discount Senior Secured Convertible Debenture (“Senior Secured Convertible Debenture” or “the Debenture”), in the principal amount of $8.64 million for a purchase price of $8.0 million, which reflects an original issue discount of approximately 8%. The Debenture accrued interest at 7% per year. As of August 3, 2021, the Company repaid in full the Debenture by making a payment of $2,755,895 representing all principal and interest due at maturity. We also received $575,000 in proceeds from our $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. The remainder of this award was funded in the first quarter of 2023.

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

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 8,747,744 shares of its common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $9.7 million (“the "January 2022 Private Placement”). FCMI Parent Co., the Company’s majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Friedberg Global-Macro Hedge Fund Ltd., which is also controlled by Albert D. Friedberg, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, purchased 5,495,493 shares of our common stock for aggregate purchase price of $6.1 million, in the January 2022 Private Placement.

On November 18, 2022 and November 22, 2022, the Company entered into a stock purchase agreement and joinder thereto pursuant to which the Company issued and sold to certain investors 7,142,496 shares of common stock at a purchase price of $0.5293 per share for aggregate gross proceeds of approximately $3.8 million (the "November 2022 Private Placement"). Vaccinex (Rochester), L.L.C., which is majority owned and controlled by Maurice Zauderer, the Company's President, Chief Executive Officer and a member of its board of directors; FCMI Parent Co., which is controlled by chairman of the Board Albert D. Friedberg; Gee Eff Services Limited, which is controlled by Jacob Frieberg, one of the Company's directors; and Gerald E. Van Strydonck, another of the Company's directors, purchased 5,526,165 shares of our common stock for aggregate purchase price of $2,925,000 in the November 2022 Private Placement.

On March 30, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 4,975,608 shares of its common stock at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss, or NOL, carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL and credit carryforwards could be limited depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. As of December 31, 2022, we had federal NOLs of $287.8 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, generally limited utilization of losses generated after 2017 to 80% of future annual taxable income. Any such limitations or disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

Even if we obtain regulatory approval for a product candidate, it will be subject to ongoing regulation by the FDA and comparable foreign, state and local regulatory authorities, including requirements governing the manufacture, quality control, further development, labeling, packaging, tracking, storage, distribution, safety surveillance, import, export, advertising, promotion, record keeping and reporting of safety and other post-market information. The FDA and other applicable foreign regulatory authorities continue to closely monitor the safety and effectiveness profile of any product even after approval. If we receive an approval, we will be required to submit periodic reports to the FDA and notify it of adverse events of which we become aware. If the FDA or other applicable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may, among other measures, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

As of December 31, 2022, our executive officers and directors and their respective affiliates beneficially owned approximately 50.7% of our outstanding common stock, including Albert D. Friedberg, our Chairman, who beneficially owned 38.3% of our outstanding common stock, including 30.9% of our outstanding common stock beneficially owned by FCMI Parent.

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

We will no longer be an "emerging growth company" after December 31, 2023 and will be unable to take advantage of the exemptions from various requirements applicable to public companies including those discussed above.

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

As of March 24, 2023, there were 134 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Repurchases of Vaccinex Securities

We did not repurchase any shares during the fourth quarter of the year ended December 31, 2022.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2022, we did not issue any shares in reliance on Section 4(a)(2) of the Securities Act, as amended (the “Securities Act”) as a transaction not involving a public offering which have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Reserved.

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

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for cancer, neurodegenerative diseases, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of head and neck cancer, or HNSCC, pancreatic cancer, or PDAC, Huntington’s disease, and Alzheimer’s disease. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including HNSCC and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $19.8 million and $22.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and December 31, 2021, we had cash and cash equivalents of $6.4 million and $8.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2022. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. During the years ended December 31, 2022 and 2021, we raised total proceeds of approximately $17.0 million and $31.9 million, respectively, net of commissions and discounts before expenses, from the following activities:

Equity Financings

On March 30, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 4,975,608 shares of its common stock at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

During the year ended December 31, 2022 the Company completed private placements of our common stock to various investors for gross proceeds of $13.5 million.

On March 27, 2020, we announced that we had entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies.

In 2021, the Company sold 5,937,900 shares of the Company’s common stock, respectively, at a weighted average price of $5.37 through the Open Market Sale Agreement, for total net proceeds of $31.9 million, which the Company used to fund our planned clinical trials and general operations.

In 2022, the Company sold 3,189,411 shares of the Company’s common stock, respectively, at a weighted average price of $1.12 through the Open Market Sale Agreement, for total net proceeds of $3.6 million, which the Company plans to use to fund our planned clinical trials and general operations.

Our cash and cash equivalents were $6.4 million and total current assets were $7.5 million at December 31, 2022.

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

During the year ended December 31, 2022, the Company recorded as revenue $175,000 in proceeds from its $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program.

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

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the years ended December 31, 2022 and 2021, we generated a limited amount of service revenue from grants and our collaboration agreements, including with Surface Oncology.

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

	Year Ended December 31,
	2022		2021
	(in thousands)%		(in thousands)%
Clinical trial costs	$7,479	54%	$10,302	60%
Wages, benefits, and related costs	4,391	31%	4,199	25%
Preclinical supplies and equipment depreciation	1,561	11%	1,776	10%
Consulting, non-clinical trial services, and other	548	4%	883	5%
Total research and development expenses	$13,979		$17,160

Our current research and development activities primarily relate to the clinical development in the following indications:

•
Huntington’s Disease. We evaluated pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information, including evidence of cognitive benefit and a reduction in brain atrophy and increase in brain metabolic activity in patients with manifest disease symptoms. An improved study design would focus on patients with early signs of cognitive or functional deficits since they appeared to derive the greatest treatment benefit. The Company is evaluating its development strategy in terms of business opportunity and other near-term clinical activities. To advance planning for a potential phase 3 study of pepinemab in HD, we requested a meeting with the FDA to discuss details of the study design and key endpoints. We have received notice from the FDA that they have granted this meeting request and that they will provide a written response by May 16, 2023 to questions posed in the meeting package.
•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit any remaining tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of up to 65 head and neck cancer patients. In a similar arrangement, we are collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio, another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications.
•
Alzheimer’s Disease. Given the impact of the COVID-19 pandemic in 2020 and 2021, we delayed plans to initiate a clinical trial of pepinemab in Alzheimer’s disease until mid-2021. We have now initiated a randomized, double-blind, phase 1/2a study in 40 patients with mild AD, and we believe enrollment will be completed in the first half of 2023.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$275	$900
Costs and expenses:
Research and development	13,979	17,160
General and administrative	6,202	6,230
Total costs and expenses	20,181	23,390
Loss from operations	(19,906)	(22,490)
Interest expense	(2)	(809)
Gain on forgiveness of PPP loan	-	876
Other (expense) income, net	93	43
Loss before provision for income taxes	(19,815)	(22,380)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc.	$(19,815)	$(22,380)

Comparison of the Years Ended December 31, 2022 and 2021

Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$13,979	$17,160	$(3,181)	(19)%
General and administrative	6,202	6,230	(28)	(0)%
Total operating expenses	$20,181	$23,390	$(3,209)	(14)%

Research and Development. Research and development expenses in the year ended December 31, 2022 decreased by $3.2 million, or 19%, compared to the year ended December 31, 2021. This decrease was primarily attributable to decreases in expenses in the CLASSICAL-Lung and SIGNAL studies, as clinical trials have reached completion.

General and Administrative. General and administrative expenses in the year ended December 31, 2022 were flat as compared to the year ended December 31, 2021. This was primarily due to planned G&A cost control measures.

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

In 2021, the Company sold 5,937,900 shares of the Company’s common stock at a weighted average price of $5.37 through the Open Market Sale Agreement, for net proceeds of $31.9 million.

In 2022, the Company sold 3,189,411 shares of the Company’s common stock at a weighted average price of $1.12 through the Open Market Sale Agreement, for net proceeds of $3.6 million.

Additionally, in 2022 the Company received proceeds of $13.5 million from private placements of 15,890,240 shares of common stock to various investors at a weighted average price of $0.85 per share.

On March 30, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 4,975,608 shares of its common stock at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of December 31, 2022, and 2021, our principal source of liquidity was cash and cash equivalents in the amount of $6.4 million and $8.6 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2022 and 2021, we reported a net loss of $19.8 million and $22.4 million, respectively. As of December 31, 2022, and December 31, 2021, we had an accumulated deficit of $319.7 million and $299.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, including as a result of the COVID-19 pandemic, that may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our consolidated financial statements for the year ended December 31, 2022. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $6.4 million and total current assets were $7.5 million at December 31, 2022, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued. Please see Note 1 to the Consolidated Financial Statements included in this annual report on Form 10-K for a description of our capital raising activities in 2022.

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

Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financing or funds from other capital sources, such as government or grant funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. If we raise additional funds through the public or private sale of equity or debt financings, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(19,074)	$(25,298)
Cash used in investing activities	(99)	(32)
Cash provided by financing activities	16,975	23,323

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

During the year ended December 31, 2022, operating activities used $19.1 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $19.8 million.

During the year ended December 31, 2021, operating activities used $25.3 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $22.4 million.

Investing Activities. Cash used in investing activities during the year ended December 31, 2022 and 2021, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities. During the year ended December 31, 2022, financing activities provided $17.0 million which was due to private placements of the Company's common stock to various investors for gross proceeds of $13.5 million and $3.6 million, net of underwriting commissions and discounts from the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement. During the year ended December 31, 2021, financing activities provided $23.3 million which was due to $31.9 million, net of underwriting commissions and discounts from the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, partially offset by $8.5 million paid for the redemption of convertible debt. In addition, there was a $0.9 million non-cash reduction in long-term debt due to the forgiveness of the PPP loan.

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

Interest Rate Risk

We had cash and cash equivalents of $6.4 million as of December 31, 2022. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements. Additionally, the PPP Loan incurs interest at fixed interest rate, and as such is not subject to interest rate risk.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Albert D. Friedberg, age 76, has served as one of our directors since April 2001. Mr. Friedberg has served as the Chief Executive Officer and President and a director of Friedberg Mercantile Group Ltd., a Toronto-based commodities and investment management firm, since founding the company in 1971. Since 1978, Mr. Friedberg served as the President and Chief Investment Strategist for the Friedberg Group of Funds. Mr. Friedberg was appointed as a member of the Commodity Futures Advisory Board of Ontario in 1979 and served as chairman of the Toronto Futures Exchange from March 1985 to June 1988. Mr. Friedberg received a B.A. in Economics from Johns Hopkins University and an MBA in International Banking from Columbia University. We believe that Mr. Friedberg’s experience in the financial and investment management industry, and his experience as the Chief Executive Officer and President and service as a director of Friedberg Mercantile Group give him the qualifications and skills to serve as our chairman on our board of directors.

Jacob B. Frieberg, age 66, has served as one of our directors since February 2015. Mr. Frieberg has served as a principal at The WTF Group, a Toronto-based property management company, since founding the company in 1984. Prior to that time, he was the Vice President at Rockford Developments, a Toronto-based multi-family building company. Mr. Frieberg received a B.A. in Economics from the University of Western Ontario. We believe that Mr. Frieberg’s experience in business, including his management responsibility, gives him the qualifications, skills and financial expertise to serve on our board of directors.

Bala S. Manian, Ph.D., age 77, has served as one of our directors since December 2004. Dr. Manian has served as director of Equillium, Inc., a publicly traded biotechnology company since June 2019. He previously served as chairman of the board of directors of ReaMetrix Inc., a privately held biotechnology company, since its founding in 2004 to 2020, as a director of Syngene International Limited, a publicly traded Indian biotechnology company, and previously served as a director of Biocon Ltd., from 2003 to 2015, a publicly traded Indian biopharmaceutical company. Dr. Manian is a co-founder and director of Quantum Dot Corporation, a privately held bioscience company, and a co-founder of SurroMed, Inc., a privately held biotechnology company, and serves as a director at other privately held life sciences companies. He was also the founder and chairman of the board of directors of Lumisys Incorporated, a medical imaging company acquired by Eastman Kodak Co., the founder and chairman of the board of directors of Molecular Dynamics Incorporated, a life science instrumentation company acquired by APBiotech Inc., and the founder and chairman of the board of directors of Biometric Imaging Inc., a privately held biotechnology company. Dr. Manian received a B.S. in Physics from the University of Madras, an M.S. in Applied Optics from the University of Rochester and a Ph.D. in Mechanical Engineering from Purdue University. We believe that Dr. Manian’s experience as a founder of numerous biotechnology companies and his service as a director of other publicly traded and privately held life science companies give him the qualifications and skills to serve on our board of directors.

Chrystyna Bedrij Stecyk, age 60, has served as one of our directors since May 2020. Ms. Bedrij Stecyk co-founded and has served as a principal of, Griffin Securities, Inc., an investment banking firm, since April 1997. At Griffin Securities, Ms. Bedrij Stecyk focuses on providing business advisory services to companies and investors. Ms. Bedrij Stecyk was a co-founder and advisor to Agilis Biotherapeutics, a DNA therapeutics developer, from June 2013 to July 2018 when it was acquired by PTC Therapeutics. She has also co-founded several gene companies and is on the board of several private biotechnology companies. Ms. Bedrij-Stecyk is also a co-founder and Vice President of Orion Biotech Opportunities Corp. Ms. Bedrij Stecyk received an MBA in Finance from New York University’s Leonard N. Stern School of Business and a B.A. in Economics from Vassar College. Ms. Bedrij Stecyk is registered with the Financial Industry Regulatory Authority and is a licensed General Securities Principal and Representative, Operations Professional, and Research Analyst. We believe that Ms. Bedrij Stecyk's experience in investment banking, market analysis, strategy and development and prior experience in the biotechnology field gives her the qualifications and skills to serve on our board of directors.

Gerald E. Van Strydonck, age 78, has served as one of our directors since March 2003. Mr. Van Strydonck served as the Chief Financial Officer of Colgate Rochester Crozer Divinity School from August 2008 to December 2018. Mr. Van Strydonck was previously the Senior Vice President and Chief Financial Officer of Sigma Marketing LLC, the Senior Vice President and Chief Financial Officer of Essex Partners Inc., and a managing partner of the Rochester, New York office of PricewaterhouseCoopers LLP. Mr. Van Strydonck has also served on the boards of other privately held companies. Mr. Van Strydonck received a B.B.A. from St. John Fisher College and an MBA from the State University of New York at Buffalo. We believe that Mr. Van Strydonck’s experience in public accounting and as a Chief Financial Officer of various companies and his service as a director give him the qualifications, skills and financial expertise to serve on our board of directors.

Barbara Yanni, age 68, has served as one of our directors since February 2015. Ms. Yanni has served on the boards of Trevena, Inc., from July 2014 to present, Pharming Group NV, from December 2020 to present, and Oncorus, Inc. from July 2021 to present, each publicly traded biopharmaceutical companies, and on the board of Mesentech, Inc., from November 2020 to present, a privately held biotechnology company. Ms. Yanni previously served on the board of Akcea Therapeutics, Inc. a publicly traded biopharmaceutical company, from December 2019 to October 2020, when Ionis, Akcea’s parent company, completed the purchase of all of the publicly held shares of Akcea in a transaction led by Ms. Yanni as a chair of Akcea’s Affiliated Transactions Committee. Ms. Yanni previously served on the board of Abionyx Pharma (formerly known as Cerenis Therapeutics, SA), a publicly traded biopharmaceutical company, from July 2018 to January 2020 and a privately held biopharmaceutical company, Symic Bio, Inc. from February 2015 to August 2019. Previously, Ms. Yanni was Vice President and Chief Licensing Officer at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2001 until her retirement in March 2014. Prior to this, Ms. Yanni served in various roles at Merck including in corporate development, financial evaluation and tax. Ms. Yanni received an A.B. from Wellesley College, a J.D. from Stanford Law School and an LL.M. in taxation from New York University. We believe that Ms. Yanni’s experience in biotechnology and pharmaceutical business evaluation and transaction execution, her financial and general business knowledge, and her service as a director of other publicly traded and privately held life science companies give her the qualifications, skills and financial expertise to serve on our board of directors.

Maurice Zauderer, Ph.D., age 77, has served as one of our directors since April 2001. Dr. Zauderer has served as our President and Chief Executive Officer since our inception in April 2001. Prior to founding the company, Dr. Zauderer was a member of the faculty of the Department of Microbiology & Immunology and the Cancer Center of the University of Rochester School of Medicine & Dentistry from 1984 to 1999 and the Department of Biological Sciences at Columbia University from 1976 to 1984. He was Associate Editor of the Journal of Immunology, 1987-1989 and 1994-1999, a member of the National Multiple Sclerosis Society, Basic Science Study Section 1992-1997, and several NIH and NSF review committees. During his academic career, Dr. Zauderer held the position of visiting scientist at the Laboratory of Cell Biology, the Ontario Cancer Institute and the National Cancer Institute. Dr. Zauderer received a B.S. in Physics from Yeshiva University and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology and retains the academic title of Adjunct Professor of Neurology at the University of Rochester School of Medicine & Dentistry. We believe that Dr. Zauderer’s experience as an executive officer and his knowledge in biological sciences, immunology and oncology give him the qualifications and skills to serve on our board of directors.

Executive Officers and Senior Management

We are currently served by four executive officers, Dr. Zauderer, Mr. Royer, Dr. Smith, and Dr. Evans, together with one additional member of the senior management team.

Maurice Zauderer, Ph.D., age 77, is our President and Chief Executive Officer. Additional information about Dr. Zauderer can be found under “Directors,” above.

Scott E. Royer, CFA, MBA, age 49, joined us in February 2018 as our Chief Financial Officer. Prior to joining us, Mr. Royer was the Chief Financial Officer and Director of Finance of the Medical Films Group of Carestream Health, a medical and dental imaging company and an independent subsidiary of Onex Corporation, a Canadian publicly traded private equity investment firm. In this position, Mr. Royer provided financial, analytical, and decision-making support to the management team, and coordinated strategic plans and expenditure controls. Mr. Royer received a B.S. in Accounting from the State University of New York College at Geneseo, an MBA from Rochester Institute of Technology, and an Executive MBA from Villanova University, and is a credentialed Chartered Financial Analyst (CFA).

Ernest S. Smith, Ph.D., age 51, has served as our Senior Vice President, Research and Chief Scientific Officer since December 2008. Dr. Smith previously served as our Vice President, Research and Chief Scientific Officer from April 2003 to December 2008 and our Research Director from June 2001 to April 2003. Prior to joining us, Dr. Smith was a research scientist at the University of Rochester. Dr. Smith received a B.A. in Biology from St. John Fisher College, and an M.S. and a Ph.D. in Immunology from the University of Rochester.

Elizabeth E. Evans, Ph.D., age 51, has served as our Senior Vice President, Translational Medicine and Discovery since March 2020 and Chief Operating Officer since May 2021. Dr. Evans previously served in a variety of research and leadership roles at Vaccinex prior to May 2001, including as our Vice President, Discovery Research from March 2019 to March 2020 and Vice President, Preclinical Research from July 2016 to March 2019. Prior to joining us, Dr. Evans was a research scientist at the University of Rochester. Dr. Evans received a B.S. in Biology and a B.S. in Anthropology from State University of New York at Stony Brook, and an M.S. in Immunology and a Ph.D. in Pathology from the University of Rochester.

John E. Leonard, Ph.D., age 76, has served as our Senior Vice President, Development since January 2009. Prior to joining us, Dr. Leonard served as a principal at John Leonard Consulting, LLC from September 2005 to January 2009. From February 2003 until September 2009, he was the Vice President, Program Executive of Biogen Idec, Inc., a publicly traded biotechnology company, and from August 1988 until January 2003 he served in various roles in product development, regulatory affairs and quality assurance at IDEC Pharmaceuticals Corporation, which merged with Biogen, Inc. to form Biogen Idec, Inc. Dr. Leonard received a B.S. in Chemistry and an M.S. in Chemistry and Biochemistry from California State University, Long Beach, and a Ph.D. in Biochemistry from the University of California, Riverside.

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

Compensation of Named Executive Officers

This section discusses the material components of our executive compensation program, including the compensation paid to the following individuals, each of whom is one of our named executive officers for fiscal year 2022:

•
Maurice Zauderer, Ph.D., our president and chief executive officer;
•
Ernest S. Smith, Ph.D., our senior vice president, research and chief scientific officer; and
•
Elizabeth E. Evans, Ph.D., our senior vice president, discovery and translational medicine, and chief operating officer.

Summary Compensation Table

The following table shows certain information about the compensation of our named executive officers during our two most recently completed fiscal years (one if the individual was not a named executive officer for 2021).

Name and Principal Position	Year	Salary $	Option Awards (1) $	All Other Compensation	Total $
Maurice Zauderer	2022	400,700	24,640	-	425,340
President and Chief Executive Officer	2021	374,901	26,600	-	401,501
Ernest S. Smith	2022	284,021	17,600	-	301,621
Senior Vice President, Research and Scientific Officer	2021	264,739	19,000	-	283,739
Elizabeth E. Evans	2022	255,455	17,600	-	273,055
Senior Vice President, Discovery and Translational Medicine, and Chief Operating Officer

(1)
The amounts in this column reflect the aggregate grant date fair value of employee stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 12 - Stock-Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K. For 2022, Drs. Zauderer, Smith, and Evans received a grant of stock options on April 1, 2022, with an exercise price of $1.29 and a grant date fair value for each stock option of $0.88. For 2021, Drs. Zauderer and Smith received a grant of stock options on April 2, 2021, with an exercise price of $2.93 and a grant date fair value for each stock option of $1.90.

Narrative to Summary Compensation Table

On March 30, 2022, the compensation committee approved a seven percent base salary adjustment for Dr. Zauderer, seven percent base salary adjustment for Dr. Smith, and five percent base salary adjustment for Dr. Evans, effective as of April 1, 2022 resulting in base salaries of $406,600, $287,981, and $258,940, respectively.

In 2022, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Drs. Zauderer, Smith, and Evans each received a grant of incentive stock options on April 1, 2022 to purchase 28,000, 20,000, and 20,000 shares of our common stock, respectively, with an exercise price of $1.29, and that vest in four equal annual installments beginning on April 1, 2023 and may be exercised on a cashless basis pursuant to the 2018 Plan.

In 2021, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Drs. Zauderer and Smith both received a grant of incentive stock options on April 4, 2021 to purchase 14,000 and 10,000 shares of our common stock, respectively, with an exercise price of $2.93, and that vest in four equal annual installments beginning on April 2, 2022 and may be exercised on a cashless basis pursuant to the 2018 Plan.

We believe the 2022 compensation of our named executive officers was set at a level that appropriately rewarded our named executive officers for their contributions.

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

Outstanding Equity Awards at December 31, 2022

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2022:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Maurice Zauderer:
	15,000	5,000 (2)	4.29	03/14/2024
	2,589	--	14.90	03/31/2024
	2,589	--	14.90	06/30/2024
	14,200	14,200 (3)	6.68	02/24/2025
	3,325	--	7.10	12/23/2025
	3,500	10,500 (4)	2.93	04/02/2031
	--	28,000 (5)	1.29	04/01/2032
Ernest S. Smith:
	40,729	--	7.10	12/22/2025
	5,110	--	7.10	12/23/2025
	6,000	2,000 (2)	3.90	03/14/2029
	4,000	4,000 (3)	6.07	02/24/2030
	2,500	7,500 (4)	2.93	04/02/2031
	--	20,000 (5)	1.29	04/01/2032
Elizabeth E. Evans:
	9,610	--	7.10	12/22/2025
	8,605	--	7.10	12/23/2025
	9,300	3,100 (2)	3.90	03/14/2029
	5,000	5,000 (6)	3.82	04/04/2030
	2,000	6,000 (4)	2.93	04/03/2031
	--	20,000 (5)	1.29	04/01/2032

(1)
All outstanding awards of stock options were granted under either our 2018 Plan or our 2011 Employee Equity Plan, or the “2011 Plan”.
(2)
This option vests in four equal annual installments beginning on March 15, 2020.
(3)
This option vests in four equal annual installments beginning on February 25, 2021.
(4)
This option vests in four equal annual installments beginning on April 2, 2022.
(5)
This option vests in four equal annual installments beginning on April 1, 2023.
(6)
This option vests in four equal annual installments beginning on April 3, 2021.

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

Director Compensation

As a smaller reporting company under the Exchange Act and an emerging growth company under the Securities Act, we are providing the following director compensation information in accordance with the scaled disclosure requirements of Regulation S‑K.

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

Director Compensation Tables

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2022. Directors who are also our employees receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash $	Option Awards $ (1)	Total $
Albert D. Friedberg	--	--	--
Chrystyna Bedrij Stecyk	35,000	40,000	75,000
Jacob B. Frieberg	35,000 (2)	40,000	75,000
J. Jeffrey Goater	8,750	-	8,750
Bala S. Manian	42,500	40,000	82,500
Gerald E. Van Strydonck	50,000	40,000	90,000
Barbara Yanni	45,000	40,000	85,000

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 12 - Stock Based Compensation to our consolidated financial statements contained within this Annual Report on Form 10-K.
(2)
For fiscal year 2022, Mr. Frieberg elected to receive stock options in lieu of his $35,000 annual retainer pursuant to our Director Compensation Program.

The following table provides information regarding equity awards held by each non-employee director as of December 31, 2022:

Name	Stock Options Outstanding (#)
Albert D. Friedberg	—
Chrystyna Bedrij Stecyk	106,927
Jacob B. Frieberg	239,011
Bala S. Manian, Ph.D.	105,237
Gerald E. Van Strydonck	128,612
Barbara Yanni	111,633

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by stockholders	1,784,093 (1)	$3.98	382,816 (2)(3)
Not approved by stockholders	--	--	--
Total	1,784,093 (1)	$3.98	382,816 (2)(3)

(1)
In connection with the adoption of the 2018 Plan, we ceased making awards under the 2011 Plan, although the terms of such plan will continue to govern the outstanding awards previously granted thereunder. This number represents shares issuable upon exercise of awards granted under the 2011 Plan and the 2018 Plan.

(2)
Excludes shares reflected in column (a). Includes 382,816 shares remaining available for issuance under our 2018 Plan.
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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 24, 2023, by (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of persons, known by us to beneficially own more than 5% of any class of our voting securities. Percentages are based on 49,880,761 shares issued and outstanding, except where noted. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Vaccinex, Inc., 1895 Mount Hope Avenue, Rochester, New York 14620.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers:
Maurice Zauderer (1)	5,081,893	(2)	10.2%
Ernest S. Smith	77,839	(3)	*
Elizabeth E. Evans	56,715	(4)	*
Directors:
Albert D. Friedberg	19,348,093	(5)	38.8%
Chrystyna Bedrij Stecyk	106,927	(6)	*
Jacob B. Frieberg	590,089	(7)	1.2%
Bala S. Manian	105,237	(8)	*
Gerald E. Van Strydonck	188,344	(9)	*
Barbara Yanni	111,633	(10)	*
All directors and executive officers as a group (11 persons)	25,749,753	(11)	50.7%
Greater than 5% Stockholders:
FCMI Parent Co., et al (12)	15,396,644	(12)	30.9%
Friedberg Global-Macro Hedge Fund Ltd. (13)	3,511,894	(13)	7.0%
Vaccinex (Rochester), L.L.C. (14)	4,410,984	(14)	8.8%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Dr. Zauderer is also a director of the Company.
(2)
Includes (a) 181,736 shares owned directly by Dr. Zauderer (b)presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 63,803 shares of our common stock, (c) 213,209 shares and 212,161 shares of common stock held directly by the Jeremy Zauderer Trust and the Jordan Zauderer Trust, respectively, over which Dr. Zauderer exercises voting and investment power, and (d) 4,410,984 shares held by Vaccinex (Rochester), L.L.C., or Vaccinex LLC, of which Dr. Zauderer is the president and a majority owner. Dr. Zauderer exercises voting and investment power over the shares held by Vaccinex LLC.
(3)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 69,839 shares of our common stock.
(4)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 47,115 shares of our common stock.
(5)
Includes (a) 439,555 shares owned directly by Mr. Friedberg, (b) 15,359,011 shares held by FCMI Parent Co., (c) 37,633 shares held by Pan Atlantic Holdings Ltd., or Pan Atlantic, and (d) 3,511,894 shares held by Friedberg Global Macro Hedge Fund Ltd., or G-M Fund, of which the Friedberg Mercantile Group, Ltd., or FMG, is the investment manager. Mr. Friedberg, directly and through his control over FCMI Parent, shares held by members of his family and trusts for the benefit of members of his family, may be considered the beneficial owner of all of the common stock beneficially owned by FCMI Parent. By virtue of his control of FCMI Parent, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned directly by its wholly-owned subsidiaries, FCMI and Pan Atlantic. By virtue of his control of FMG, which exercises voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned by G-M Fund.
(6)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 106,927 shares of our common stock.
(7)
Includes (a) 63,519 shares owned directly by Mr. Frieberg, (b) presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 239,011 shares of our common stock, (c) 94,510 shares held by Benbow Estates, Ltd., an entity owned by Mr. Frieberg’s wife and of which Mr. Frieberg is an officer, and (d) 193,049 shares held by Gee Eff Services Limited, an entity solely owned by Mr. Frieberg and of which Mr. Frieberg is the president.
(8)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 105,237 shares of our common stock.
(9)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 121,112 shares of our common stock.
(10)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 111,633 shares of our common stock.
(11)
Includes presently exercisable, or exercisable within 60 days of March 24, 2023, stock options for 935,889 shares of our common stock.
(12)
Includes 37,633 shares held by Pan-Atlantic. Mr. Friedberg is the majority owner, a director and the president of FCMI Parent and shares voting and investment power over the shares held by FCMI Parent. This information is derived from the Amendment No. 5 to Schedule 13D filed by FCMI Parent on November 29, 2022. The address for FCMI Parent is 181 Bay Street, Suite 250, Toronto, Ontario Canada M5J 2T3.
(13)
Includes 3,511,894 shares held by G-M fund, of which FMG is the investment manager. By virtue of his control of FMG, which exercise voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg may be deemed to possess voting and dispositive power over the shares owned by G-M Fund. This information is derived from the Amendment No. 5 to Schedule 13D filed by G-M Fund on November 29, 2022. The registered office address of G-M Fund is 190 Elgin Avenue George Town, Cayman Islands KY1-9005.
(14)
Dr. Zauderer is the president and a majority member of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC. This information is derived from the Amendment No. 1 to Schedule 13D filed by Vaccinex LLC on November 28, 2022. The address for Vaccinex LLC is 44 Woodland Rd, Pittsford, NY 14534.

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

The following is a description of transactions since January 1, 2021 to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or any affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment and compensation arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

We lease our corporate headquarters facility from 1895 Management, Ltd., which is a wholly owned, indirect subsidiary of FCMI Parent. We incurred rent of $175,000 and $174,000 under this lease for the years ended December 31, 2022 and 2021, respectively. The lease agreement, as currently amended, requires monthly rental payments of $15,048 through expiration of the lease on October 31, 2024.

Surface Oncology, Inc.

In November 2017, we entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. At that time J. Jeffrey Goater served as a member of our board of directors and the Chief Business Officer of Surface. Mr. Goater’s term as a member of our board ended at our 2022 annual meeting of stockholders. He currently serves as the Chief Executive Officer and a director of Surface. We have invoiced an aggregate of approximately $2,005,446 under this agreement through December 31, 2022. Additional amounts may be payable to us on a fee-for-service basis in connection with research to be performed under the agreement. In the third quarter of 2019, Surface purchased its option to obtain an exclusive license to make, use, sell and import products incorporating antibodies targeting the first antigen and exercised its option to obtain an exclusive license to use two antibodies targeting the second antigen to perform research activities. The exclusive research license agreement, which we entered into in September 2019, provides for an upfront fee of $100,000 in annual maintenance fees up to an aggregate of $250,000. During the year ended December 31, 2021 the Company recorded $850,000 of revenue for a product license for the first target. During each of the years ended December 31, 2022 and 2021, the Company recorded $50,000 of revenue for an annual maintenance fee for the exclusive product license.

Private Placements of Common Stock

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 8,747,744 shares of its common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co. and Friedberg Global-Macro Hedge Fund Ltd. each purchased 1,801,801 shares of our common stock for an aggregate purchase price of $3,999,998. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI Parent Co., the Company's majority stockholder, and Friedberg Mercantile Group, the investment manager of the Friedberg Global-Macro Hedge Fund Ltd., which exercises voting and dispositive power over shares held directly by Friedberg Global-Macro Hedge Fund Ltd. Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Friedberg, a member of the Company’s board of directors, purchased 1,801,801 and 90,090 shares of our common stock for aggregate purchase prices of $1,999,999 and $100,000, respectively, in the January 2022 Private Placement. In connection with the January 2022 Private Placement, on January 31, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-264236), declared effective on April 27, 2022, to register the resale of the shares acquired by the investors in the January 2022 Private Placement.

On November 18, 2022 and November 22, 2022, the Company entered into a stock purchase agreement and joinder thereto, pursuant to which the Company issued and sold to certain investors 7,142,496 shares of its common stock at a purchase price of $0.53 per share for aggregate gross proceeds of $3.8 million (“the November 2022 Private Placement”). FCMI Parent Co., the Company's majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, Gee Eff Services Limited, which is controlled by Jacob Frieberg, a member of the Company's board of directors, and Gerald Van Strydonck, a member of the Company’s board of directors, purchased 3,778,575, 1,511,430, 188,928, and 47,232 shares of our common stock for aggregate purchase prices of $2,000,000, $800,000, $100,000, and $25,000, respectively, in the November 2022 Private Placement. In connection with the November 2022 Private Placement, on November 22, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-269385), declared effective on January 31, 2023, to register the resale of the shares acquired by the investors in the November 2022 Private Placement.

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

The board of directors has determined that Messrs. Frieberg and Van Strydonck, Dr. Manian, and Mses. Yanni and Bedrij Stecyk are each independent. The members of the audit, compensation, and nominating and corporate governance committees of the board of directors are each independent. The exemptions afforded to a “Controlled Company,” as defined by Nasdaq, set forth in Nasdaq Listing Rule 5615(c)(3), with respect to nominating committees, exempts a company that ceased being a Controlled Company from Nasdaq’s independent nominating committee requirements by allowing a phase-in schedule for compliance. Under this phase-in schedule, because the Company ceased qualifying as a Controlled Company on July 13, 2020, all of its members of the nominating and corporate governance committee were required to be independent by July 13, 2021. The Company relied on this exemption with respect to the nominating and corporate governance committee while it was available to the Company.

Item 14. Principal Accounting Fees and Services.

Fees for Professional Services Provided by Deloitte & Touche LLP

The following table shows fees for professional services provided by Deloitte & Touche LLP during the fiscal year ended December 31, 2022 and the fiscal year ended December 31, 2021.

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees	$321,040	$290,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$321,040	$290,000

Audit fees during fiscal year 2022 and fiscal year 2021 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for related services that are normally provided in connection with registration statements and the offerings of our securities. There were no audit-related fees, tax fees or other fees incurred during fiscal year 2022 or fiscal year 2021.

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

10.15	Note by and between the Company and Five Star Bank, dated May 8, 2020 (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020).

10.16

Separation Agreement by and between the Company and Raymond E. Watkins dated December 9, 2020 (incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.17

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

10.18

Registration Rights Agreement by and between the Company and the Investors (as defined therein), dated as of January 31, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

10.19

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of November 18, 2022, and Joinder by and between the Company and the Additional Investor signatory thereto, dated as of November 22, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.20

Registration Rights Agreement by and between the Company and the Investors (as defined therein), dated as of November 22, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 25, 2022).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL and contained in Exhibit 101

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

Vaccinex, Inc.

Date: March 31, 2023	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	March 31, 2023
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Scott E. Royer, CFA, MBA	Chief Financial Officer	March 31, 2023
Scott E. Royer, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Albert D. Friedberg	Chairman of the Board	March 31, 2023
Albert D. Friedberg

/s/ Chrystyna Bedrij Stecyk	Director	March 31, 2023
Chrystyna Bedrij Stecyk

/s/ Jacob B. Frieberg	Director	March 31, 2023
Jacob B. Frieberg

/s/ Bala S. Manian, Ph.D.	Director	March 31, 2023
Bala S. Manian, Ph.D.

/s/ Gerald E. Van Strydonck	Director	March 31, 2023
Gerald E. Van Strydonck

/s/ Barbara Yanni	Director	March 31, 2023
Barbara Yanni

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vaccinex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaccinex, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2023

We have served as the Company’s auditor since 2014.

VACCINEX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,391	$8,589
Accounts receivable	175	-
Prepaid expenses and other current assets	912	816
Total current assets	7,478	9,405
Property and equipment, net	189	297
Operating lease right-of-use asset	310	141
TOTAL ASSETS	$7,977	$9,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$1,061
Accrued expenses	781	980
Current portion of long-term debt	74	74
Operating lease liability	164	141
Total current liabilities	2,537	2,256
Long-term debt	101	175
Operating lease liability, net of current portion	146	-
TOTAL LIABILITIES	2,784	2,431
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of December 31, 2022, and December 31, 2021; 49,881,613 and 30,801,962 shares issued as of December 31, 2022 and December 31, 2021, respectively; 49,880,761 and 30,801,110 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	5	3
Additional paid-in capital	324,875	307,281
Treasury stock, at cost; 852 shares of common stock as of December 31, 2022 and 2021, respectively	(11)	(11)
Accumulated deficit	(319,676)	(299,861)
TOTAL STOCKHOLDERS’ EQUITY	5,193	7,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,977	$9,843

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$275	$900
Costs and expenses:
Research and development	13,979	17,160
General and administrative	6,202	6,230
Total costs and expenses	20,181	23,390
Loss from operations	(19,906)	(22,490)
Interest expense	(2)	(809)
Gain on forgiveness of PPP loan	-	876
Other income (expense), net	93	43
Loss before provision for income taxes	(19,815)	(22,380)
Provision for income taxes	-	-
Comprehensive loss	$(19,815)	$(22,380)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.47)	$(0.78)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	42,437,225	28,849,197

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Vaccinex, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	22,388,027	$3	$250,914	852	$(11)	$(277,481)	$(26,575)	$23,963	$(2,612)
Issuance of Common Shares	5,937,900	-	32,848	-	-	-	32,848	-	32,848
Stock-based compensation	-	-	541	-	-	-	541	-	541
Shares issued for compensation	9,979	-	-	-	-	-	-	-	-
Exchange of partnership units for common shares (Note 10)	2,466,056	-	23,963	-	-	-	23,963	(23,963)	-
Common shares issuance costs	-	-	(985)	-	-	-	(985)	-	(985)
Net loss	-	-	-	-	-	(22,380)	(22,380)	-	(22,380)
Balance as of December 31, 2021	30,801,962	3	307,281	852	(11)	(299,861)	7,412	-	7,412
Issuance of common shares	19,079,651	2	17,049	-	-	-	17,051	-	17,051
Stock-based compensation	-	-	545	-	-	-	545	-	545
Net loss	-	-	-	-	-	(19,815)	(19,815)	-	(19,815)
Balance as of December 31, 2022	49,881,613	$5	$324,875	852	(11)	$(319,676)	$5,193	$-	$5,193

The accompanying notes are an integral part of these consolidated financial statements.

VACCINEX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,815)	$(22,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	169
Debt related charges included in interest expense	-	458
Stock-based compensation	545	541
Gain on forgiveness of PPP loan	-	(876)
Changes in operating assets and liabilities:
Accounts receivable	(175)	157
Prepaid expenses and other current assets	(94)	(302)
Accounts payable	457	(2,108)
Accrued expenses	(199)	(957)
Net cash used in operating activities	(19,074)	(25,298)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99)	(32)
Net cash used in investing activities	(99)	(32)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,560	32,848
Redemption of convertible debt	-	(8,531)
Payments of long-term debt	(75)	(9)
Proceeds from private offering of common stock	13,490	-
Payments of common stock issuance costs	-	(985)
Net cash provided by financing activities	16,975	23,323
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,198)	(2,007)
CASH AND CASH EQUIVALENTS–Beginning of period	8,589	10,596
CASH AND CASH EQUIVALENTS–End of period	$6,391	$8,589
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in prepaid assets	$-	$19
Forgiveness of PPP loan	$-	$876

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had losses from operations of $19.8 million and $22.4 million and negative cash flows from operating activities of $19.1 million and $25.3 million for the years ended December 31, 2022 and 2021, respectively, and an accumulated deficit of $319.7 million and $299.9 million as of December 31, 2022 and 2021, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating different strategies to obtain the required funding of future operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Basis of Presentation and Consolidation

These consolidated financial statements reflect the accounts and operations of the Company. However, prior to September 3, 2021, the Company’s accounts included Vaccinex Products, LP, a Delaware limited partnership (“Vaccinex Products”), and VX3 (DE) LP, a Delaware limited partnership (“VX3”). Subsequently, on September 3, 2021, Vaccinex Products and VX3 were dissolved when all remaining partnership interests were exchanged for shares of our common stock.

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

The Company has historically raised capital in transactions with investors that include members of its board of directors and entities controlled by certain board members. As such, the Company's directors, directly and indirectly, control a significant ownership percentage of the Company. The Company can provide no assurances that future financing will be available in sufficient amounts or on terms acceptable to it or that its directors or entities controlled by certain board members will be willing or able to participate in future capital raises by the Company.

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

Financing Activities

During the year ended December 31, 2022 the Company completed private placements of our common stock to various investors for gross proceeds of $13.5 million.

On March 27, 2020, we announced that we had (i) entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies.

During the year ended December 31, 2022 the Company sold 3,189,411 shares of the Company’s common stock, respectively, at a weighted average price of $1.12 through the Open Market Sale Agreement, for total net proceeds of $3.6 million, net of commissions and discounts. During the year ended December 31, 2021, the Company sold 5,937,900 shares of the Company’s common stock at a weighted average price of $5.37 through the Open Market Sale Agreement, for total net proceeds of $31.9 million, net of commissions and discounts.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2022 and 2021.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. There was no treasury stock repurchased for the years ended December 31, 2022 and 2021.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Grant Revenue

From time to time, the Company receives certain grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. We recognize revenue from these contracts as we perform services under these arrangements when the funding is received. Revenues and related expenses are presented gross in the consolidated statements of operations and comprehensive loss as we have determined we control the arrangement as the primary obligor under the arrangements relative to the research and development services we perform. During the year ended December 31, 2022 the Company recorded grant revenue related to funds received from the Alzheimer’s Association of $175,000. No grant revenue was recorded for the year ended December 31, 2021.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

Segment and Geographic Information

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of December 31, 2022, and 2021, all long-lived assets are located in the United States.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

In the normal course of business, the Company evaluates all new Accounting Standards Updates ("ASU") and other accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), Securities and Exchange Commission ("SEC"), or other authoritative accounting bodies to determine the potential impact they may have on its Consolidated Financial Statements. The Company does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on its Consolidated Financial Statements.

3.
BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Leasehold improvements	$3,259	$3,213
Research equipment	3,515	3,499
Furniture and fixtures	350	350
Computer equipment	321	284
Property and equipment, gross	7,445	7,346
Less: accumulated depreciation and amortization	(7,256)	(7,049)
Property and equipment, net	$189	$297

Depreciation expense related to property and equipment was $207,000 and $169,000 for the years ended December 31, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021

Accrued clinical trial cost	$335	$468
Accrued payroll and related benefits	308	409
Accrued consulting and legal	127	74
Accrued other	11	29
Accrued expenses	$781	$980

VACCINEX, INC.

Notes to Consolidated Financial Statements

4.
FAIR VALUE OF FINANCIAL MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$3,975	$3,975	$-	$-
Total Financial Assets	$3,975	$3,975	$-	$-

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$426	$426	$-	$-
Total Financial Assets	$426	$426	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2022 and 2021.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2021, the Company did not receive any amounts from VX3 or record any related capital contributions from noncontrolling interests on the consolidated financial statements. Noncontrolling equity interests did not participate in a proportionate share of the Company’s net losses for the year ended December 31, 2021 pursuant to the aforementioned partnership, license, services and exchange agreements.

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2021 the Company recorded $850,000 of revenue for a product license for the first target. During each of the years ended December 31, 2022 and 2021, the Company recorded $50,000 of revenue for an annual maintenance fee for the exclusive product license.

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2022, and 2021, the Company was not involved in any material legal proceedings.

8.
LEASES

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. Following entry into a lease extension agreement in August 2022, the lease agreement requires monthly rental payments of $15,048 through October 31, 2024. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility. The Company has elected the practical expedient on not separating lease components from non-lease components.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company utilized its incremental borrowing rate for the applicable lease, which was 7.0%. The Company recognizes lease expense on a straight-line basis over the remaining lease term.

Under the guidance prescribed in ASC 842, the Company elected the practical expedient which does not require re-evaluation of the lease classification upon adoption, therefore, the Company’s conclusion that the 1895 Mt Hope Ave Lease was an operating lease, remains. As such, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability on the consolidated balance sheets of $0.3 million. As of December 31, 2022, the future minimum payments for the operating leases total $331,060, less imputed interest of $21,210, for an operating lease liability of $309,850 as of December 31, 2022. For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $175,000 and $174,000, respectively.

Rent expense incurred under the operating lease for each of the years ended December 31, 2022 and 2021 was $175,000 and $174,000 respectively and is a component of general and administrative expense.

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

The Debenture also provided that in connection with future capital raising transactions (subject to certain exceptions), the Company must offer to use 20% of the funds raised to redeem amounts outstanding under the Debenture (“Mandatory Redemption”). Any redemption in this circumstance will be at the election of the holder. Consistent with the Optional Conversion or Optional Redemption provisions, the Mandatory Redemption is subject to the Interest Make-Whole. During the year ended December 31, 2021, the Company made payments under the Mandatory Redemption provision totaling $6,372,575 consisting of $5,955,678 for principal repayments and $416,897 for accrued and make-whole interest. During the year ended December 31, 2021, the Company recorded amortization expense of the original issue discount on the Debenture of $457,737, which is reflected in interest expense on its consolidated statement of operations and comprehensive loss.

VACCINEX, INC.

Notes to Consolidated Financial Statements

The Company incurred $50,000 in fees paid to 3i in connection with the issuance of the Debenture. These costs were primarily allocated to the debt component and recognized as additional debt discount. The Company amortized the debt discount, including the initial value of the derivative liability of $65,000, allocated fees of $50,000 and the original issuance discount of $640,000, over the term of the Debenture using the effective interest method. The annual effective interest rate was 16.54%. Total interest expense under the Senior Secured Convertible Debenture for the year ended December 31, 2021 was $358,105.

11.
COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of December 31, 2022	As of December 31, 2021
Shares underlying outstanding stock options	1,784,093	1,154,563
Shares available for future stock option grants	382,816	396,324
Total shares of common stock reserved	2,166,909	1,550,887

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	832,868	$6.83	6.9	$2
Granted	346,944	2.47
Exercised	-	-		$-
Forfeited	(25,249)	5.62
Balance as of December 31, 2021	1,154,563	5.55	6.9	$-
Granted	642,478	1.15	9.4
Exercised	-	-		$-
Forfeited	(12,948)	3.20
Balance as of December 31, 2022	1,784,093	$3.98	7.1	$4
Exercisable as of December 31, 2022	1,013,751	$5.60	5.9	$4

The weighted-average grant date fair value of stock options granted to employees and directors for the years ended December 31, 2022 and 2021 was $0.78 and $1.60 per share, respectively. The aggregate grant date fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $615,378 and $322,067, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2022 and 2021. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date. The intrinsic value of outstanding and exercisable awards at December 31, 2022 was $4.00.

As of December 31, 2022, and 2021, total unrecognized compensation cost related to stock options granted to employees was $561,198 and $621,996, respectively, which is expected to be recognized over a weighted-average period of 2.1 years as of December 31, 2022 and 2021, respectively.

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

VACCINEX, INC.

Notes to Consolidated Financial Statements

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

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	2.4%	0.7%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$205	$160
General and administrative	340	381
Total stock-based compensation expense	$545	$541

13.
INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2022 and 2021. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of December 31, 2022.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.1	5.3
Research and development credit, net	5.2	5.5
Non-deductible items and others	(0.3)	0.6
Change in valuation allowance	(31.0)	(32.4)
Total	0.0%	0.0%

VACCINEX, INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$75,795	$73,802
Research and development tax credits	22,721	21,717
Depreciation and amortization	3,627	394
Reserves and accruals	84	96
Other	510	449
Total deferred tax assets	102,737	96,458
Less: valuation allowance	(102,737)	(96,458)
Net deferred tax assets	-	-
Deferred tax liability:
Net deferred tax assets and liability	$-	$-

The Company’s valuation allowance increased by $6.3 million and by $7.2 million for the years ended December 31, 2022 and 2021, respectively, in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2022 and 2021. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance and the realization of the Company’s deferred tax assets.

As of December 31, 2022, the Company had federal and state operating loss carryforwards of $287.8 million and $298.9 million, which begin to expire in the years ending December 31, 2024 and 2034, respectively. The Company had federal research and development tax credit carryforwards of $22.7 million as of December 31, 2022. This credit began expiring in the year ending December 31, 2021.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the IRC), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state jurisdictions. The tax years from January 1, 2019 to December 31, 2022 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2022, and 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

VACCINEX, INC.

Notes to Consolidated Financial Statements

14.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	1,561,707	1,042,877
Contingently issuable common stock prior to exchange of Vaccinex Products, LP units	-	557,029
Contingently issuable common stock prior to exchange of VX3 units	-	612,876

15.
EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 31, 2022 and 2021, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

16.
RELATED PARTY TRANSACTIONS

As discussed in Note 9, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $175,000 and $174,000, respectively, for each of the years ended December 31, 2022 and 2021.

As discussed in Note 6, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. At that time, J. Jeffrey Goater served as a member of the Company’s board of directors and the Chief Business Officer of Surface, Mr. Goater's term as a member of our board ended at our 2022 annual meeting of stockholders. He currently serves as the Chief Executive Officer and a director of Surface. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the years ended December 31, 2022 and 2021, respectively, the Company recorded $50,000 of revenue per year as an annual maintenance fee for the exclusive product license. During the year ended December 31, 2021 the Company recorded $850,000 of revenue for a product license for the first target.

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 8,747,744 shares of its common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co. and Friedberg Global-Macro Hedge Fund Ltd. each purchased 1,801,801 shares of our common stock for an aggregate purchase price of $3,999,998. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI Parent Co., the Company's majority stockholder, and Friedberg Mercantile Group, the investment manager of the Friedberg Global-Macro Hedge Fund Ltd., which exercises voting and dispositive power over shares held directly by Friedberg Global-Macro Hedge Fund Ltd. Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, purchased 1,801,801 and 90,090 shares of our common stock for aggregate purchase prices of $1,999,999 and $100,000, respectively, in the January 2022 Private Placement. In connection with the January 2022 Private Placement, on January 31, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-264236), declared effective on April 27, 2022, to register the resale of the shares acquired by the investors in the January 2022 Private Placement.

VACCINEX, INC.

Notes to Consolidated Financial Statements

On November 18, 2022 and November 22, 2022, the Company entered into a stock purchase agreement and joinder thereto pursuant to which the Company issued and sold to certain investors 7,142,496 shares of its common stock at a purchase price of $0.53 per share for aggregate gross proceeds of $3.8 million (“the November 2022 Private Placement”). FCMI Parent Co., the Company's majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, Gee Eff Services Limited, which is controlled by Jacob Frieberg, a member of the Company's board of directors, and Gerald Van Strydonck, a member of the Company’s board of directors, purchased 3,778,575, 1,511,430, 188,928, and 47,232 shares of our common stock for aggregate purchase prices of $2,000,000, $800,000, $100,000, and $25,000, respectively, in the November 2022 Private Placement. In connection with the November 2022 Private Placement, on November 22, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-269385), declared effective on January 31, 2023, to register the resale of the shares acquired by the investors in the November 2022 Private Placement.

17.
SUBSEQUENT EVENT

On March 30, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 4,975,608 shares of its common stock at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.