Form 10-Q
period 2023-03-31
VACCINEX, INC.
filed 2023-05-15
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023, the registrant had 54,856,369 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,323	$6,391
Accounts receivable	-	175
Prepaid expenses and other current assets	1,095	912
Total current assets	4,418	7,478
Property and equipment, net	207	189
Operating lease right-of-use asset	270	310
TOTAL ASSETS	$4,895	$7,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$1,518
Accrued expenses	975	781
Current portion of long-term debt	75	74
Operating lease liability	167	164
Total current liabilities	2,310	2,537
Long-term debt	82	101
Operating lease liability, net of current portion	103	146
TOTAL LIABILITIES	2,495	2,784
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2023, and December 31, 2022; 54,857,221 and 49,881,613 shares issued as of March 31, 2023 and December 31, 2022, respectively; 54,856,369 and 49,880,761 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	327,044	324,875
Treasury stock, at cost; 852 shares of common stock as of March 31, 2023 and December 31, 2022, respectively	(11)	(11)
Accumulated deficit	(324,638)	(319,676)
TOTAL STOCKHOLDERS’ EQUITY	2,400	5,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,895	$7,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$550	$-
Costs and expenses:
Research and development	3,812	2,966
General and administrative	1,724	1,628
Total costs and expenses	5,536	4,594
Loss from operations	(4,986)	(4,594)
Interest expense	(0)	(1)
Other income (expense), net	24	-
Loss before provision for income taxes	(4,962)	(4,595)
Provision for income taxes	-	-
Comprehensive loss	$(4,962)	$(4,595)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.10)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	49,880,761	38,758,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2022	30,801,962	$3	$307,281	852	$(11)	$(299,861)	$7,412
Issuance of Common Shares	11,862,941	1	13,229	-	-	-	13,230
Stock-based compensation	-	-	141	-	-	-	141
Net loss	-	-	-	-	-	(4,595)	(4,595)
Balance as of March 31, 2022	42,664,903	$4	$320,651	852	$(11)	$(304,456)	$16,188

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2023	49,881,613	$5	$324,875	852	$(11)	$(319,676)	$5,193
Issuance of Common Shares	4,975,608	-	2,040	-	-	-	2,040
Stock-based compensation	-	-	129	-	-	-	129
Net loss	-	-	-	-	-	(4,962)	(4,962)
Balance as of March 31, 2023	54,857,221	$5	$327,044	852	$(11)	$(324,638)	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,962)	$(4,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	41
Stock-based compensation	129	141
Changes in operating assets and liabilities:
Accounts receivable	175	-
Prepaid expenses and other current assets	(183)	(147)
Accounts payable	(425)	(472)
Accrued expenses	195	35
Net cash used in operating activities	(5,040)	(4,996)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	-
Net cash used in investing activities	(49)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	3,519
Payments of long-term debt	(19)	(19)
Proceeds from private offering of common stock	2,040	9,710
Net cash provided by financing activities	2,021	13,210
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,068)	8,214
CASH AND CASH EQUIVALENTS–Beginning of period	6,391	8,589
CASH AND CASH EQUIVALENTS–End of period	$3,323	$16,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

VACCINEX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. COMPANY AND NATURE OF BUSINESS

Vaccinex, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware in April 2001 and is headquartered in Rochester, New York. The Company is a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. Since its inception, the Company has devoted substantially all of its efforts toward product research, manufacturing and clinical development, and raising capital.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such a time it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $5.0 million for the three months ended March 31, 2023, and an accumulated deficit of $324.6 million as of March 31, 2023. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating different strategies to obtain the required funding of future operations. Financing strategies may include, but are not limited to, the public or private sale of equity, debt financing or funds from other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. There can be no assurances that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts and operations of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

The Company depends on third-party manufacturers for the manufacture of drug substances and drug product for clinical trials. The Company also relies on certain third parties for its supply chain. Disputes with these third- party manufacturers or shortages in goods or services from third-party suppliers could delay the manufacturing of the Company’s product candidates and adversely impact its results of operations.

Recently Issued Accounting Pronouncements

In the normal course of business, the Company evaluates all new Accounting Standards Updates ("ASU") and other accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), Securities and Exchange Commission ("SEC"), or other authoritative accounting bodies to determine the potential impact they may have on its condensed consolidated financial statements. The Company does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on its condensed consolidated financial statements.

Note 3. BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Leasehold improvements	$3,259	$3,259
Research equipment	3,542	3,515
Furniture and fixtures	350	350
Computer equipment	343	321
Property and equipment, gross	7,494	7,445
Less: accumulated depreciation and amortization	(7,287)	(7,256)
Property and equipment, net	$207	$189

Depreciation expense related to property and equipment was $31,000 and $41,000 for the three months ended March 31, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022

Accrued clinical trial cost	$486	$335
Accrued payroll and related benefits	291	308
Accrued consulting and legal	196	127
Accrued other	2	11
Accrued expenses	$975	$781

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards also apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its cash equivalents deposited in money market funds. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$12	$12	$-	$-
Total Financial Assets	$12	$12	$-	$-

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$3,975	$3,975	$-	$-
Total Financial Assets	$3,975	$3,975	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the three months ended March 31, 2023 and 2022.

Note 5. COLLABORATION AGREEMENTS

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the three months ended March 31, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event.

Note 6. COMMITMENTS AND CONTINGENCIES

Nasdaq Deficiency Notice

On October 10, 2022, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period, or until October 9, 2023, to regain compliance with the minimum bid price requirement. If our common stock maintains a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1.00 bid price requirement by October 9, 2023, Nasdaq will provide notice that the Company’s common stock will become subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2023 and December 31, 2022 the Company was not involved in any material legal proceedings.

Note 7. LEASES

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

The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company its incremental borrowing rate for the applicable lease, which was 7.0%. The Company recognizes lease expense on a straight-line basis over the remaining lease term.

As of March 31, 2023, the future minimum payments for the operating leases total $285,916, less imputed interest of $16,019, for an operating lease liability of $269,897 as of March 31, 2023. For the three months ended March 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities was $45,144 and $43,500, respectively.

Rent expense incurred under the operating lease for the three months ended March 31, 2023 and 2022 was $45,144 and $43,500 respectively and is a component of general and administrative expense.

Note 8. LONG-TERM DEBT

On May 8, 2020, the Company received a loan under the Small Business Administration's Paycheck Protection Program (the "PPP Loan") in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334. The Company has recorded interest expense of $423 and $668 for the three months ended March 31, 2023 and 2022, respectively on its condensed consolidated statements of operations and comprehensive loss.

Note 9. COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuance:

	As of March 31, 2023	As of December 31, 2022
Shares underlying outstanding stock options	2,404,200	1,784,093
Shares available for future stock option grants	823,331	382,816
Total shares of common stock reserved	3,227,531	2,166,909

Note 10. STOCK-BASED COMPENSATION

2011 Employee Equity Plan

In connection with the adoption of the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) in August 2018, the Company ceased granting stock options under the Company’s 2011 Employee Equity Plan (the “2011 Plan”). However, the 2011 Plan will continue to govern the terms and conditions of the outstanding stock options previously granted thereunder. Any shares of stock related to awards outstanding under the 2011 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares will become available for grant under the 2018 Plan. Stock options granted under the 2011 Plan expire in five or ten years from the date of grant.

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

The Company initially reserved 425,000 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31st of the immediately preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2023, 997,615 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	1,784,093	$3.98	7.1	$4
Granted	620,107	0.40
Exercised	-	-		$-
Forfeited	(3,187)	6.01
Expired	(59,820)	14.90
Balance as of March 31, 2023	2,341,193	$2.75	7.9	$-
Exercisable as of March 31, 2023	1,022,423	$4.86	6.1	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the three months ended March 31, 2023 and 2022 was $0.29 per share and $0.87 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended March 31, 2023 and 2022 was $121,585 and $224,374, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2023 and December 31, 2022. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of March 31, 2023 and December 31, 2022, total unrecognized compensation cost related to stock options granted to employees was $612,848 and $561,198, respectively, which is expected to be recognized over a weighted-average period of 3.4 and 2.1 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	3.9%	1.8%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$51	$42
General and administrative	78	99
Total stock-based compensation expense	$129	$141

Note 11. INCOME TAXES

No provision for income taxes was recorded in either of the three month periods ended March 31, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2023.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 31, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	1,784,093	1,153,444

Note 13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of March 31, 2023 and December 31, 2022, all long-lived assets are located in the United States.

Note 14. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under the operating lease was $45,144 and $43,500 for each of the three month periods ended March 31, 2023 and 2022.

As discussed in Note 5, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a former member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves as the Chairman of the Board of Surface. During the three months ended March 31, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 8,747,744 shares of its common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co. ("FCMI") and Friedberg Global-Macro Hedge Fund Ltd. each purchased 1,801,801 shares of our common stock for an aggregate purchase price of $3,999,998. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI, the Company's largest stockholder, and Friedberg Mercantile Group, the investment manager of the Friedberg Global-Macro Hedge Fund Ltd., which exercises voting and dispositive power over shares held directly by Friedberg Global-Macro Hedge Fund Ltd. Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, purchased 1,801,801 and 90,090 shares of our common stock for aggregate purchase prices of $1,999,999 and $100,000, respectively, in the January 2022 Private Placement. In connection with the January 2022 Private Placement, on January 31, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-264236), declared effective on April 27, 2022, to register the resale of the shares acquired by the investors in the January 2022 Private Placement.

On March 30, 2023, the Company entered into a stock purchase agreement (the “March 2023 Stock Purchase Agreement”) pursuant to which the Company issued and sold 4,975,608 shares of its common stock at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI and Vaccinex (Rochester) L.L.C., purchased 4,146,341 shares and 731,707 shares of our common stock for a purchase price of $1.7 million and $0.3 million, respectively. In addition, FCMI made a binding commitment in the March 2023 Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023.

Note 15. SUBSEQUENT EVENTS

On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 7,908,516 shares of its common stock at a purchase price of $0.37 per share for aggregate gross proceeds of $2.96 million (“the May 2023 Private Placement”). FCMI purchased 6,711,552 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the Annual Report.

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

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer, and autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the migration of immune and inflammatory cells to sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of Alzheimer’s disease, Huntington’s disease, head and neck cancer, and pancreatic cancer. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including head and neck cancer, and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform. Our lead product candidate, pepinemab, is currently in clinical development for the treatment of Alzheimer’s disease, head and neck, pancreatic and breast cancer, through our efforts or through investigator-sponsored trials. Our additional product candidate VX5 is in an earlier stage of development and was selected using our ActivMAb platform. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $5.0 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, and December 31, 2022, we had cash and cash equivalents of $3.3 million and $6.4 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed consolidated financial statements for the three months ended March 31, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. On March 30, 2023, the Company entered into a stock purchase agreement pursuant (the “Stock Purchase Agreement”) to which the Company issued and sold 4,975,608 shares of its common stock to affiliated investors, at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million. On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 7,908,516 shares of its common stock at a purchase price of $0.37 per share for aggregate gross proceeds of $2.96 million (the "May 2023 Private Placement”). FCMI Parent Co. ("FCMI"), the Company's largest stockholder, purchased 6,711,552 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI. Our cash and cash equivalents were $3.3 million and total current assets were $4.4 million at March 31, 2023, which will be insufficient to fund our planned operations through one year of the date that these condensed consolidated financial statements are available for issuance. See Note 1 of our unaudited condensed consolidated financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the three months ended March 31, 2023, we generated $500,000 from our collaboration agreement with Surface Oncology, and $50,000 of service revenue.

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

	Three Months Ended March 31,
	2023		2022
	(in thousands)%		(in thousands)%
Clinical trial costs	$2,178	57%	$1,400	47%
Wages, benefits, and related costs	1,189	31%	1,026	35%
Preclinical supplies and equipment depreciation	363	10%	395	13%
Consulting, non-clinical trial services, and other	82	2%	145	5%
Total research and development expenses	$3,812		$2,966

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

Our current research and development activities primarily relate to clinical development in the following indications:

•
Huntington’s Disease. We evaluated pepinemab for the treatment of Huntington's disease in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information, including evidence of cognitive benefit and a reduction in brain atrophy and increase in brain metabolic activity in patients with manifest disease symptoms. An improved study design would focus on patients with early signs of cognitive or functional deficits since they appeared to derive the greatest treatment benefit. The Company is evaluating its development strategy in terms of business opportunities and other near-term clinical activities. To advance planning for a potential phase 3 study of pepinemab in Huntington's disease, we requested a Type C meeting with the FDA to discuss details of the study design and key endpoints. We have received notice from the FDA that they have granted this meeting request and that they expect to provide a written response on or before May 16, 2023 to the questions posed in the meeting package.
•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of dendritic cells and cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of up to 65 head and neck cancer patients. In a similar arrangement, we are collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio, another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications.
•
Alzheimer’s Disease. In April 2023, we reached our enrollment target of 40 participants for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to Alzheimer's disease. SIGNAL-AD topline data is expected in mid-2024, after all the participants have received 12 months of treatment.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$550	$-
Costs and expenses:
Research and development	3,812	2,966
General and administrative	1,724	1,628
Total costs and expenses	5,536	4,594
Loss from operations	(4,986)	(4,594)
Interest expense	(0)	(1)
Other (expense) income, net	24	-
Loss before provision for income taxes	(4,962)	(4,595)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc.	$(4,962)	$(4,595)

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

The Company recorded $550,000 in revenue during the three months ended March 31, 2023 from our collaboration agreement with Surface Oncology and service revenue.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$3,812	$2,966	$846	29%
General and administrative	1,724	1,628	96	6%
Total operating expenses	$5,536	$4,594	$942	21%

Research and Development. Research and development expenses in the three months ended March 31, 2023 increased by $0.8 million, or 29%, compared to the three months ended March 31, 2022. This increase was primarily attributable to increased patient enrollment in the SIGNAL-AD and head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the three months ended March 31, 2023 increased by $0.1 million, or 6%, compared to the three months ended March 31, 2022.

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

On March 30, 2023, the Company entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 4,975,608 shares of its common stock at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million (the "March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors. On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 7,908,516 shares of its common stock at a purchase price of $0.37 per share for aggregate gross proceeds of $2.96 million in the May 2023 Private Placement. FCMI purchased 6,711,552 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million.

In January 2022 we completed a private placement of our 8,747,744 shares of our common stock and received $9.7 million. We have entered into an Open Market Sale Agreement with Jefferies pursuant to which we may sell up to $113.0 million shares of our common stock through Jefferies. During the year ended December 31, 2022, 3,189,411 shares were sold through the Open Market Sale Agreement for proceeds of $3.6 million, net of commission.

In May 2020, we received the PPP Loan in the amount of $1.1 million. During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan. The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan. We have extended the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025. As of March 31, 2023, the remaining principal balance of the PPP Loan is approximately $157,000.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of March 31, 2023 and December 31, 2022, our principal source of liquidity was cash and cash equivalents in the amount of $3.3 million and $6.4 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2023 and 2022, we reported a net loss of $5.0 million and $4.6 million, respectively. For the three months ended March 31, 2023 and 2022, we reported cash used in operations of $5.0 million and $5.0 million, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $324.6 million and $319.7 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, which may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing, or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. We intend to use the net proceeds from our private placements, the agreements with Jefferies, and the funding we received and expect to receive in 2023 from the Alzheimer’s Drug Discovery Foundation to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financing or funds from other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. If we raise additional funds through the public or private sale of equity or debt financing, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(5,040)	$(4,996)
Cash used in investing activities	(49)	-
Cash provided by financing activities	2,021	13,210

Operating Activities. We have historically experienced negative cash flows as we have developed our product candidates and continued to expand our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components as we have continued our research and development and is influenced by the timing of cash payments for research related expenses. Our primary uses of cash from operating activities are compensation and related expenses, employee-related expenditures, third-party research services and amounts due to vendors for research supplies. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel, research and development and other operating activities as our business grows.

During the three months ended March 31, 2023 and 2022, operating activities used $5.0 million and $5.0 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $5.0 million and $4.6 million, respectively.

Investing Activities. The investing activities during the three months ended March 31, 2023, were due to purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2023, financing activities provided $2.0 million, from the private placement of common stock. During the three months ended March 31, 2022, financing activities provided a net of $13.2 million, of which $9.7 million was due to the private placement of common stock and $3.5 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, net of underwriting commissions and discounts.

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

There have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes from risk factors disclosed in the Annual Report. See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

We are currently not in compliance with the continued listing standards of the Nasdaq Capital Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “VCNX." The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On October 10, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that we no longer met the requirements of Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share. In August 2022, our shares began trading below $1.00, and the trading price of our shares has not yet risen above that price for a minimum of 10 consecutive business days, as required by the listing standards to regain compliance.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period and has until October 9, 2023 to regain compliance with the minimum bid price requirement. In order to gain compliance with the Nasdaq listing requirements, we may need to effect a reverse stock split that, if approved and implemented, would be intended to increase the per share price of our common stock. We cannot assure you that a reverse stock split will be approved or implemented, and even if approved and implemented, that a reverse stock split will result in our stock price increasing to meet the bid price requirement for a period sufficient to regain compliance with the Nasdaq listing requirements. There can be no assurance that we will be able to regain compliance with these requirements or that our common stock will continue to be listed on Nasdaq. If we are unable to regain compliance by October 9, 2023, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

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

We may need to conduct a reverse stock split to affect an increase in the price of our common stock. We cannot assure you that any reverse stock split, if approved and implemented, will increase the price of our common stock or cause us to satisfy the Nasdaq continued listing requirements.

We may need to conduct a reverse stock split to increase the price of our common stock. We cannot assure you that any reverse stock split, if approved and implemented, will increase the market price of our common stock. The effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after a reverse stock split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following a reverse stock split, and a reverse stock split may not result in a per share price that would attract investors who do not trade in lower priced stocks. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement a reverse stock split, the market price of our common stock may decrease due to factors unrelated to the reverse stock split, including our future performance. If we seek to effect a reverse stock split and it is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split.

Additional if a reverse stock split is approved and implemented, we may not be able to regain compliance with the bid price requirement of the Nasdaq listing standards. If our common stock ultimately were to be delisted from Nasdaq for any reason, it could negatively impact us because it would reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; negatively impact our ability to access equity markets, issue additional securities and obtain additional financing in the future; affect our ability to provide equity incentives to our employees; and negatively impact our reputation and, as a consequence, our business.

A reverse stock split, if approved and implemented, may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted if a reverse stock split is approved and implemented, given the reduced number of shares that would be outstanding after the reverse stock split, particularly if the stock price does not increase as a result of the reverse stock split. In addition, if a reverse stock split is implemented, it may increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock, which may be more difficult to sell. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares or of even multiples of 100 shares of common stock. Accordingly, a reverse stock split may not achieve the desired results of increasing marketability of our common stock.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of March 30, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

May 15, 2023	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)