Form 10-Q
period 2023-06-30
VACCINEX, INC.
filed 2023-08-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 65,941,086 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,908	$6,391
Accounts receivable	11	175
Prepaid expenses and other current assets	760	912
Total current assets	2,679	7,478
Property and equipment, net	177	189
Operating lease right-of-use asset	229	310
TOTAL ASSETS	$3,085	$7,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,608	$1,518
Accrued expenses	1,533	781
Current portion of long-term debt	75	74
Operating lease liability	167	164
Total current liabilities	3,383	2,537
Long-term debt	63	101
Operating lease liability, net of current portion	62	146
TOTAL LIABILITIES	3,508	2,784
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2023, and December 31, 2022; 65,669,245 and 49,881,613 shares issued as of June 30, 2023 and December 31, 2022, respectively; 65,668,393 and 49,880,761 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	7	5
Additional paid-in capital	331,279	324,875
Treasury stock, at cost; 852 shares of common stock as of June 30, 2023 and December 31, 2022, respectively	(11)	(11)
Accumulated deficit	(331,698)	(319,676)
TOTAL STOCKHOLDERS’ EQUITY	(423)	5,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,085	$7,977

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$-	$-	$550	$-
Costs and expenses:
Research and development	5,050	3,843	8,862	6,809
General and administrative	2,027	1,558	3,751	3,186
Total costs and expenses	7,077	5,401	12,613	9,995
Loss from operations	(7,077)	(5,401)	(12,063)	(9,995)
Interest expense	-	(1)	(1)	(2)
Other income (expense), net	17	19	42	19
Loss before provision for income taxes	(7,060)	(5,383)	(12,022)	(9,978)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(7,060)	$(5,383)	$(12,022)	$(9,978)
Comprehensive loss	$(7,060)	$(5,383)	$(12,022)	$(9,978)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	60,421,128	42,664,051	55,150,945	40,711,167

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2022	30,801,962	$3	$307,281	852	$(11)	$(299,861)	$7,412
Issuance of Common Shares	11,862,941	1	13,229	-	-	-	13,230
Stock-based compensation	-	-	141	-	-	-	141
Net loss	-	-	-	-	-	(4,595)	(4,595)
Balance as of March 31, 2022	42,664,903	4	320,651	852	(11)	(304,456)	16,188
Stock-based compensation	-	-	138	-	-	-	138
Net loss	-	-	-	-	-	(5,383)	(5,383)
Balance as of June 30, 2022	42,664,903	$4	$320,789	852	$(11)	$(309,839)	$10,943

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2023	49,881,613	$5	$324,875	852	$(11)	$(319,676)	$5,193
Issuance of Common Shares	4,975,608	-	2,040	-	-	-	2,040
Stock-based compensation	-	-	129	-	-	-	129
Net loss	-	-	-	-	-	(4,962)	(4,962)
Balance as of March 31, 2023	54,857,221	5	327,044	852	(11)	(324,638)	2,400
Issuance of Common Shares	10,812,024	2	4,109	-	-	-	4,111
Stock-based compensation	-	-	126	-	-	-	126
Net loss	-	-	-	-	-	(7,060)	(7,060)
Balance as of June 30, 2023	65,669,245	$7	$331,279	852	$(11)	$(331,698)	$(423)

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,022)	$(9,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	95
Stock-based compensation	255	279
Changes in operating assets and liabilities:
Accounts receivable	164	-
Prepaid expenses and other current assets	152	(45)
Accounts payable	90	(795)
Accrued expenses	753	115
Net cash used in operating activities	(10,547)	(10,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	(52)
Net cash used in investing activities	(49)	(52)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,150	3,519
Payments of long-term debt	(38)	(37)
Proceeds from private offering of common stock	5,001	9,710
Net cash provided by financing activities	6,113	13,192
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(4,483)	2,811
CASH AND CASH EQUIVALENTS–Beginning of period	6,391	8,589
CASH AND CASH EQUIVALENTS–End of period	$1,908	$11,400

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1. COMPANY AND NATURE OF BUSINESS

Vaccinex, Inc. (the “Company”) was incorporated in Delaware in April 2001 and is headquartered in Rochester, New York. The Company is a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including cancer, neurodegenerative diseases, and autoimmune disorders. Since its inception, the Company has devoted substantially all of its efforts toward product research, manufacturing and clinical development, and raising capital.

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

Going Concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such a time it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $10.5 million for the six months ended June 30, 2023, and an accumulated deficit of $331.7 million as of June 30, 2023. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed financial statements reflect the accounts and operations of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented.

These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Use of Estimates

These condensed financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amount of expenses during the reporting period. Such management estimates include those relating to assumptions used in the valuation of stock option awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

In the normal course of business, the Company evaluates all new Accounting Standards Updates ("ASU") and other accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), Securities and Exchange Commission ("SEC"), or other authoritative accounting bodies to determine the potential impact they may have on its condensed financial statements. The Company does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on its condensed financial statements.

Note 3. BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Leasehold improvements	$3,259	$3,259
Research equipment	3,542	3,515
Furniture and fixtures	350	350
Computer equipment	343	321
Property and equipment, gross	7,494	7,445
Less: accumulated depreciation and amortization	(7,317)	(7,256)
Property and equipment, net	$177	$189

Depreciation expense related to property and equipment was $30,000 and $61,000 for the three and six months ended June 30, 2023 and $54,000 and $95,000 for the three and six months ended June 30, 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022

Accrued clinical trial cost	$1,109	$335
Accrued payroll and related benefits	336	308
Accrued consulting and legal	86	127
Accrued other	2	11
Accrued expenses	$1,533	$781

Note 4. FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recorded at fair value on a nonrecurring basis in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Cash, accounts receivable, accounts payable, accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$741	$741	$-	$-
Total Financial Assets	$741	$741	$-	$-

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$3,975	$3,975	$-	$-
Total Financial Assets	$3,975	$3,975	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the six months ended June 30, 2023 and 2022.

Note 5. COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. Under the agreement, Surface may purchase exclusive options, exercisable by providing a written notice to the Company, to obtain (i) an exclusive product license to make, use, sell and import products incorporating antibodies targeting the first antigen and (ii) an exclusive research tool license to use antibodies targeting the second antigen to perform research. Surface purchased the first option and exercised the second option and we entered into an exclusive research tool license agreement with Surface in the third quarter of 2019.

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the six months ended June 30, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event.

Note 6. COMMITMENTS AND CONTINGENCIES

Nasdaq Deficiency Notice

On October 10, 2022, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market ("Nasdaq") notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period, or until October 9, 2023, to regain compliance with the minimum bid price requirement. If our common stock maintains a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1.00 bid price requirement by October 9, 2023, Nasdaq will provide notice that the Company’s common stock will become subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

On May 25, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The notification letter noted that the Company’s Form 10-Q for the period ended March 31, 2023 disclosed stockholders’ equity of $2.4 million as of March 31, 2023 and that, as of May 24, 2023, the Company did not meet the Alternative Standards. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company 45 calendar days from the date of the notification letter, or until July 9, 2023, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). A plan to regain compliance was submitted on July 7, 2023 and was accepted on July 18, 2023, and therefore the Company was granted an extension of up to 180 calendar days from the date of the notification letter, or until November 21, 2023, to regain compliance with the Equity Standard. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2023 and December 31, 2022 the Company was not involved in any material legal proceedings.

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

The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on the condensed balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company its incremental borrowing rate for the applicable lease, which was 7.0%. The Company recognizes lease expense on a straight-line basis over the remaining lease term.

As of June 30, 2023, the future minimum payments for the operating leases total $240,771, less imputed interest of $11,532, for an operating lease liability of $229,239 as of June 30, 2023. For the six months ended June 30, 2023, cash paid for amounts included in the measurement of lease liabilities was $90,289.

Lease expense incurred under the operating lease for the three and six month periods ended June 30, 2023 and 2022 was $45,144 and $43,534 respectively, and $90,289 and $87,068 for the six month periods ended June 30, 2023 and 2022, respectively. Lease expense is a component of general and administrative expense.

Note 8. LONG-TERM DEBT

On May 8, 2020, the Company received a loan under the Small Business Administration's Paycheck Protection Program (the "PPP Loan") in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334. The Company has recorded interest expense of $381 and $804 for the three and six month periods ended June 30, 2023 and $573 and $1,241 for the three and six month periods ended June 30, 2022, respectively on its condensed statements of operations and comprehensive loss.

Note 9. COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuance:

	As of June 30, 2023	As of December 31, 2022
Shares underlying outstanding stock options	3,090,646	1,784,093
Shares available for future stock option grants	73,878	382,816
Total shares of common stock reserved	3,164,524	2,166,909

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	1,784,093	$3.98	7.1	$4
Granted	1,375,560	0.40
Exercised	-	-		$-
Forfeited	(3,187)	6.01
Expired	(65,820)	14.90
Balance as of June 30, 2023	3,090,646	$2.15	8.2	$-
Exercisable as of June 30, 2023	1,448,331	$3.77	6.7	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the six months ended June 30, 2023 and 2022 was $0.28 per share and $0.82 per share, respectively. The aggregate grant date fair value of stock options that vested during the six months ended June 30, 2023 and 2022 was $510,206 and $592,166, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2023 and December 31, 2022. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of June 30, 2023 and December 31, 2022, total unrecognized compensation cost related to stock options granted to employees was $686,959 and $561,198, respectively, which is expected to be recognized over a weighted-average period of 2.3 and 2.1 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	3.7%	2.3%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$49	$55	$100	$97
General and administrative	77	83	155	182
Total stock-based compensation expense	$126	$138	$255	$279

Note 11. INCOME TAXES

No provision for income taxes was recorded in either of the three or six month periods ended June 30, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2023.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 30, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Options to purchase common stock	2,735,720	1,598,495	2,250,214	1,375,969

Note 13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of June 30, 2023 and December 31, 2022, all long-lived assets are located in the United States.

Note 14. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Lease expense incurred under the operating lease for the three and six month periods ended June 30, 2023 and 2022 was $45,144 and $43,534 respectively, and $90,289 and $87,068 for the six month periods ended June 30, 2023 and 2022, respectively.

As discussed in Note 5, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a former member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves on the board of directors of Surface. During the six months ended June 30, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

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

Note 15. SUBSEQUENT EVENTS

Subsequent to June 30, 2023 through August 9, 2023 the Company sold 348,795 shares of its common stock at a weighted average price of $0.37 through the Open Market Sale Agreement, for net proceeds of $125,706.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the Annual Report.

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
•
our ability to regain compliance with the Nasdaq listing requirements;
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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $7.1 million and $5.4 million for the three months ended June 30, 2023 and 2022, respectively, and a net loss of $12.0 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, and December 31, 2022, we had cash and cash equivalents of $1.9 million and $6.4 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed financial statements for the three and six months ended June 30, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. On March 30, 2023, the Company entered into a stock purchase agreement pursuant (the “Stock Purchase Agreement”) to which the Company issued and sold 4,975,608 shares of its common stock to affiliated investors, at a purchase price of $0.41 per share for aggregate gross proceeds of $2.04 million. On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 7,908,516 shares of its common stock at a purchase price of $0.37 per share for aggregate gross proceeds of $2.96 million (the "May 2023 Private Placement”). FCMI Parent Co. ("FCMI"), the Company's largest stockholder, purchased 6,711,552 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI. In May 2023, the Company received $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock. Our cash and cash equivalents were $1.9 million and total current assets were $2.7 million at June 30, 2023, which will be insufficient to fund our planned operations through one year of the date that these condensed financial statements are available for issuance. See Note 1 of our unaudited condensed financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

Nasdaq Deficiency Notices

On October 10, 2022, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market ("Nasdaq") notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period, or until October 9, 2023, to regain compliance with the minimum bid price requirement. If our common stock maintains a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1.00 bid price requirement by October 9, 2023, Nasdaq will provide notice that the Company’s common stock will become subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

On May 25, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The notification letter noted that the Company’s Form 10-Q for the period ended March 31, 2023 disclosed stockholders’ equity of $2.4 million as of March 31, 2023 and that, as of May 24, 2023, the Company did not meet the Alternative Standards. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company 45 calendar days from the date of the notification letter, or until July 9, 2023, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). A plan to regain compliance was submitted on July 7, 2023 and was accepted on July 18, 2023, and therefore the Company was granted an extension of up to 180 calendar days from the date of the notification letter, or until November 21, 2023, to regain compliance with the Equity Standard. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

Corporate Update

On August 3, 2023, the Company’s Board of Directors, subject to approval by the Company’s stockholders at a special meeting of stockholders to be held on September 8, 2023, approved a proposed amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of the Company’s outstanding shares of common stock by one of several fixed ratios between 1-for-5 and 1-for-15 ("the Reverse Stock Split"). No change will be made to the number of authorized shares of the Company’s common stock. The Reverse Stock Split is proposed to address the Company’s current non-compliance with Nasdaq’s $1.00 per share minimum bid price requirement.

The Company is seeking stockholder approval to effect the Reverse Stock Split that, if approved and implemented, is intended to increase the per share price of its common stock for a period sufficient to regain compliance with the Nasdaq listing requirements. The Company filed a definitive proxy statement on August 14, 2023 that describes the proposal to approve the Reverse Stock Split up for a stockholder vote at a special meeting on September 8, 2023. The Company cannot assure you that the Reverse Stock Split will be approved or implemented, and even if approved and implemented, that the Reverse Stock Split will result in its stock price increasing to meet the bid price requirement for a period sufficient to regain compliance with the Nasdaq listing requirements.

The Company’s Board of Directors intends to determine whether to proceed with the Reverse Stock Split, the effective time of the Reverse Stock Split, and the exact ratio of the Reverse Stock Split, at a future date. The Board intends to make such determination prior to the expiration of any final compliance period granted to the Company by the Nasdaq Listing Qualifications staff, and will provide public disclosure of any implementation of any Reverse Stock Split prior to its implementation.

Clinical Update

As prespecified in the study protocol, the Company analyzed interim data from the first 36 patients in the open-label, single-arm, Phase 2 KEYNOTE B-84 study (NCT04815720) evaluating pepinemab and KEYTRUDA™ in immunotherapy naïve patients with recurrent or metastatic head and neck squamous cell carcinoma (HNSCC). The study was based on preclinical and clinical studies demonstrating that antibody blockade of semaphorin 4D (SEMA4D) in combination with immune checkpoint inhibitors (ICI) promotes infiltration of CD8+ cytotoxic T cells and inhibits the recruitment and function of myeloid derived suppressor cells (MDSC) in tumors, enabling enhanced ICI efficacy. The study results showed that pepinemab in combination with KEYTRUDA™ resulted in an approximately 2X increase in objective responses (ORR) and median progression free survival (PFS) in patients with hard-to-treat PD-L1-low tumors, those with combined positive score <20 (CPS<20), compared to historical response rates for ICI monotherapy in this population. ORR for the CPS<20 population was 21.1% with median PFS of 5.79 months, which is almost 2X that of historical response to checkpoint monotherapy in this population, ORR 11.9% and PFS 2.2 months. In contrast, patients in the CPS>20 subgroup (n=17) responded similarly to historical ICI monotherapy data. Biopsy data suggest that treatment-induced formation of highly organized lymphoid aggregates, tertiary lymphoid structures (TLS), correlate with disease control. TLS are characterized by a high density of B cells, antigen-presenting dendritic cells and activated T cells including stem-like TCF-1+, PD-1+, CD8+ T cells whose expansion and differentiation has previously been shown to be central for response to checkpoint inhibitors. Pepinemab was well tolerated; to date, no unexpected safety signals with the combination have been identified by safety committee.

In June 2023 the Company and its collaborators presented two posters in the “Trial in Progress” sessions at the American Society for Clinical Oncology (“ASCO23”):

•
Phase 1b/2 PDAC Study: The team from University of Rochester Cancer Center and Wilmot Cancer Institute presented the plan for the single-arm, open-label study to evaluate pepinemab in combination with BAVENCIO®/avelumab as second line combination immunotherapy for patients with metastatic pancreatic ductal adenocarcinoma (PDAC, TPS4195, NCT05102721). The Company-sponsored study will employ a Bayesian Optimal Interval (BOIN) Design in the Phase 1b segment and a Simon two stage assessment in the Phase 2 segment and is expected to enroll 40 subjects. The trial rationale is supported by data from prior studies suggesting that pepinemab may reduce immune suppression in the TME, rendering “cold” tumors such as PDAC to become “hot”, and enhancing efficacy of ICIs such as avelumab. The study is being conducted with grant support from the Gateway Discovery Award.

•
Phase 1 Metastatic Breast Cancer Study: The team from the Moffitt Cancer Center presented the plan for an open-label, Phase I study to evaluate up to 28 patients with HER2+ metastatic breast cancer (MBC, TPS1113, NCT05378464). Patients will receive a pulsed combination of dendritic cell vaccines (DC1) plus trastuzumab (an anti-HER-2 antibody) and pepinemab following treatment with HER2-specific T cells and lymphodepletion. The study rationale builds on results of the CLASSICAL Lung study of pepinemab and avelumab in lung cancer and the observation that pepinemab appears to modulate the TME by increasing effector cell infiltration and reducing immunosuppression.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the six months ended June 30, 2023, we generated $500,000 from our collaboration agreement with Surface Oncology, and $50,000 of service revenue.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$3,300	65%	$2,153	56%	$5,478	62%	$3,553	52%
Wages, benefits, and related costs	1,262	25%	1,129	29%	2,451	28%	2,155	32%
Preclinical supplies and equipment depreciation	377	8%	419	11%	740	8%	814	12%
Consulting, non-clinical trial services, and other	111	2%	142	4%	193	2%	287	4%
Total research and development expenses	$5,050		$3,843		$8,862		$6,809

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

Our current research and development activities primarily relate to clinical development in the following indications:

•
Huntington’s Disease. We evaluated pepinemab for the treatment of Huntington's disease in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information, including evidence of cognitive benefit and a reduction in brain atrophy and increase in brain metabolic activity in patients with manifest disease symptoms. An improved study design would focus on patients with early signs of cognitive or functional deficits since they appeared to derive the greatest treatment benefit. The Company is evaluating its development strategy in terms of business opportunities and other near-term clinical activities. To advance planning for a potential phase 3 study of pepinemab in Huntington's disease, we requested a Type C meeting with the FDA to discuss details of the study design and key endpoints. The Company has an ongoing discussion with the FDA regarding the design of a potential Phase 3 trial following submission of materials for a Type C meeting. Further updates are expected in coming months and will be provided as we receive clarification from the FDA.

•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of dendritic cells and cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of recurrent or metastatic head and neck cancer (R/M HNSCC). Vaccinex has analyzed interim data from the first 36 patients in the open-label, single-arm, Phase 2 KEYNOTE B-84 study (NCT04815720). Study results showed that the combination therapy was well tolerated and resulted in an approximately 2X increase in objective response (ORR) and median progression free (PFS) in patients with hard-to-treat PD-L1-low tumors, those with combined positive score <20 (CPS<20), compared to historical response rates for checkpoint monotherapy in this population. ORR for the CPS<20 population was 21.1% with median PFS of 5.79 months, which is almost 2X that of historical response to checkpoint monotherapy in this population, ORR 11.9% and PFS 2.2 months. In contrast, the ORR and PFS for combination therapy with pepinemab in the CPS ≥20 (N=17) subgroup was similar to that for historical checkpoint monotherapy. These data are consistent with a prior study in which the combination of pepinemab with PD-L1 inhibitor BAVENCIO® (avelumab) also appeared to approximately double ORR in patients with PD-L1-low non-small cell lung cancer (NCT03268057). In a similar arrangement, we are collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio (avelumab), another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications.
•
Alzheimer’s Disease. In April 2023, we reached our enrollment target of 40 participants for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to Alzheimer's disease. SIGNAL-AD topline data from this fully-enrolled study is expected in mid-2024, after all the participants have received 12 months of treatment.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$-	$-	$550	$-
Costs and expenses:
Research and development	5,050	3,843	8,862	6,809
General and administrative	2,027	1,558	3,751	3,186
Total costs and expenses	7,077	5,401	12,613	9,995
Loss from operations	(7,077)	(5,401)	(12,063)	(9,995)
Interest expense	-	(1)	(1)	(2)
Other (expense) income, net	17	19	42	19
Loss before provision for income taxes	(7,060)	(5,383)	(12,022)	(9,978)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(7,060)	$(5,383)	$(12,022)	$(9,978)

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

The Company did not record any revenue during the three months ended June 30, 2023 and 2022.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$5,050	$3,843	$1,207	31%
General and administrative	2,027	1,558	469	30%
Total operating expenses	$7,077	$5,401	$1,676	31%

Research and Development. Research and development expenses in the three months ended June 30, 2023 increased by $1.2 million, or 31%, compared to the three months ended June 30, 2022. This increase was primarily attributable to increased patient enrollment in the SIGNAL-AD and head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the three months ended June 30, 2023 increased by $0.5 million, or 30%, compared to the three months ended June 30, 2022. This increase was attributable to increased legal and patent related services.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

The Company recorded $550,000 in revenue during the six months ended June 30, 2023 from our collaboration agreement with Surface Oncology and service revenue. The Company did not record any revenue during the six months ended June 30, 2022.

Operating Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$8,862	$6,809	$2,053	30%
General and administrative	3,751	3,186	565	18%
Total operating expenses	$12,613	$9,995	$2,618	26%

Research and Development. Research and development expenses in the six months ended June 30, 2023 increased by $2.1 million, or 30%, compared to the six months ended June 30, 2022. This increase was primarily attributable to increased patient enrollment in the SIGNAL-AD and head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the six months ended June 30, 2023 increased by $0.6 million, or 18%, compared to the six months ended June 30, 2022. This increase was attributable to increased legal and patent related services.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed financial statements. See Note 1 of our unaudited condensed financial statements. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements.

On May 19, 2023, the Company filed a prospectus supplement under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,391,000 through Jefferies LLC (“Jefferies”) as sales agent pursuant to the Company’s Open Market Sale AgreementSM with Jefferies dated March 27, 2020. During the three months ended June 30, 2023, 382,390 shares were sold through the Open Market Sale Agreement for proceeds of $0.1 million, net of commission.

In May 2023 we received $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock.

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

In January 2022 we completed a private placement of 8,747,744 shares of our common stock and received $9.7 million and entered into an Open Market Sale Agreement with Jefferies pursuant to which we may sell up to $113.0 million shares of our common stock through Jefferies. During the year ended December 31, 2022, 3,189,411 shares were sold through the Open Market Sale Agreement for proceeds of $3.6 million, net of commission.

In May 2020, we received the PPP Loan in the amount of $1.1 million. During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan. The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan. We have extended the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025. As of June 30, 2023, the remaining principal balance of the PPP Loan is approximately $138,000.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of June 30, 2023 and December 31, 2022, our principal source of liquidity was cash and cash equivalents in the amount of $1.9 million and $6.4 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2023 and 2022, we reported a net loss of $12.0 million and $10.0 million, respectively. For the six months ended June 30, 2023 and 2022, we reported cash used in operations of $10.5 million and $10.3 million, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $331.7 million and $319.7 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, which may adversely affect our business.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing, or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. We intend to use the net proceeds from our private placements, the agreements with Jefferies, and the funding we received from the Alzheimer’s Drug Discovery Foundation to fund the ongoing development of pepinemab and for working capital and general corporate purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(10,547)	$(10,329)
Cash used in investing activities	(49)	(52)
Cash provided by financing activities	6,113	13,192

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

During the six months ended June 30, 2023 and 2022, operating activities used $10.5 million and $10.3 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $12.0 million and $10.0 million, respectively.

Investing Activities. The investing activities during the six months ended June 30, 2023 and 2022, were due to purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2023, financing activities provided a net of $6.1 million, of which $5.0 million was due to private placements of common stock, $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock and $0.1 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement. During the six months ended June 30, 2022, financing activities provided a net of $13.2 million, of which $9.7 million was due to the private placement of common stock and $3.5 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, net of underwriting commissions and discounts.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our condensed financial statements may not be comparable to companies that comply with public company effective dates of such accounting standards.

We will no longer be an "emerging growth company" after December 30, 2023 and will be unable to take advantage of the exemptions from various requirements applicable to public companies including those discussed above.

Critical Accounting Policies and Estimates

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of Recent Accounting Pronouncements

For a discussion on the impact of recent accounting pronouncements on our business, see Note 2 to our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Annual Report"), and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes from risk factors disclosed in the Annual Report. See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

We are currently not in compliance with the continued listing standards of the Nasdaq Capital Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “VCNX." The continued listing of our common stock on The Nasdaq Stock Market ("Nasdaq") is subject to our compliance with a number of listing standards.

Minimum Bid Price Requirement

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

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period and has until October 9, 2023 to regain compliance with the minimum bid price requirement. While we are seeking stockholder approval to effect the Reverse Stock Split that, if approved and implemented, is intended to increase the per share price of our common stock, we cannot assure you that the Reverse Stock Split will be approved or implemented, and even if approved and implemented, that the Reverse Stock Split will result in our stock price increasing to meet the bid price requirement for a period sufficient to regain compliance with the Nasdaq listing requirements. There can be no assurance that we will be able to regain compliance with the Nasdaq minimum bid price requirements or that our common stock will continue to be listed on Nasdaq. If we are unable to regain compliance by October 9, 2023, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

Minimum Stockholders' Equity Requirement

On May 25, 2023, we received a letter from the Listing Qualifications staff of Nasdaq indicating that we no longer met the requirement under Nasdaq Listing Rule 5550(b)(1) which requires listed companies to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). Nasdaq noted that our Form 10-Q for the period ended March 31, 2023 disclosed stockholders’ equity of $2.4 million as of March 31, 2023 and that, as of May 24, 2023, we did not meet the Alternative Standards.

The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq is providing the Company 45 calendar days from the date of the notification letter, or until July 9, 2023, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). A plan to regain compliance was submitted to Nasdaq and was accepted on July 18, 2023, and therefore the Company was granted an extension of up to 180 calendar days from the date of the notification letter, or until November 21, 2023, to regain compliance with the Equity Standard.

A delisting due to either the minimum bid price requirement or minimum stockholders' equity requirement or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In addition, the delisting of our common stock could lead to a number of other negative implications such as a loss of media and analyst coverage, a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and likely result in a reduced level of trading activity in the secondary trading market for our securities, and materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, prevent our stockholders' equity to fail to meet the Equity Standard or Alternative Standards, or prevent future non-compliance with Nasdaq’s listing requirements.

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

We cannot assure you that the proposed Reverse Stock Split, if approved and implemented, will increase the price of our common stock or cause us to satisfy the Nasdaq continued listing requirements.

We expect that the Reverse Stock Split, if approved by our stockholders and implemented by our Board, will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view the Reverse Stock Split negatively. It is possible that the per share price of our common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower priced stocks. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of our common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance. If we seek to effect the Reverse Stock Split and it is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

We may not satisfy the Nasdaq continued listing requirements following the proposed Reverse Stock Split, even if it is approved and implemented.

Even if the Reverse Stock Split is approved and implemented, we may not be able to regain compliance with the bid price requirement of the Nasdaq listing standards. If our common stock ultimately were to be delisted from Nasdaq for any reason, it could negatively impact us because it would reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; negatively impact our ability to access equity markets, issue additional securities and obtain additional financing in the future; affect our ability to provide equity incentives to our employees; and negatively impact our reputation and, as a consequence, our business.

The proposed Reverse Stock Split, if approved and implemented, may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted if the Reverse Stock Split is approved and implemented, given the reduced number of shares that would be outstanding after the Reverse Stock Split, particularly if the stock price does not increase as a result of the Reverse Stock Split. In addition, if the Reverse Stock Split is implemented, it may increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock, which may be more difficult to sell. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares or of even multiples of 100 shares of common stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2023 we received approximately $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in 2.5 million shares of our common stock at a price of $0.39 per share, which were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Agreement by and between the Company and the Investors (as defined therein), dated as of May 12, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

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

Vaccinex, Inc.
(Registrant)

August 14, 2023	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)