Form 10-Q
period 2023-09-30
VACCINEX, INC.
filed 2023-11-13
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 12,494,275 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$127	$6,391
Accounts receivable	933	175
Prepaid expenses and other current assets	1,146	912
Total current assets	2,206	7,478
Property and equipment, net	164	189
Operating lease right-of-use asset	188	310
TOTAL ASSETS	$2,558	$7,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,225	$1,518
Accrued expenses	1,895	781
Current portion of long-term debt	75	74
Operating lease liability	167	164
Total current liabilities	6,362	2,537
Long-term debt	44	101
Operating lease liability, net of current portion	21	146
TOTAL LIABILITIES	6,427	2,784
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2023, and December 31, 2022; 4,858,530 and 3,325,441 shares issued as of September 30, 2023 and December 31, 2022, respectively; 4,858,473 and 3,325,384 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	332,752	324,880
Treasury stock, at cost; 57 shares of common stock as of September 30, 2023 and December 31, 2022, respectively	(11)	(11)
Accumulated deficit	(336,610)	(319,676)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(3,869)	5,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$2,558	$7,977

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$20	$50	$570	$50
Costs and expenses:
Research and development	4,355	3,429	13,217	10,238
General and administrative	1,499	1,413	5,250	4,599
Total costs and expenses	5,854	4,842	18,467	14,837
Loss from operations	(5,834)	(4,792)	(17,897)	(14,787)
Interest expense	-	(1)	(1)	(2)
Other income (expense), net	922	34	964	52
Loss before provision for income taxes	(4,912)	(4,759)	(16,934)	(14,737)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(4,912)	$(4,759)	$(16,934)	$(14,737)
Comprehensive loss	$(4,912)	$(4,759)	$(16,934)	$(14,737)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(1.09)	$(1.67)	$(4.28)	$(5.34)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	4,506,834	2,844,270	3,953,431	2,757,475

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2022	2,053,464	$-	$307,284	57	$(11)	$(299,861)	$7,412
Issuance of Common Shares	790,863	-	13,230	-	-	-	13,230
Stock-based compensation	-	-	141	-	-	-	141
Net loss	-	-	-	-	-	(4,595)	(4,595)
Balance as of March 31, 2022	2,844,327	-	320,655	57	(11)	(304,456)	16,188
Stock-based compensation	-	-	138	-	-	-	138
Net loss	-	-	-	-	-	(5,383)	(5,383)
Balance as of June 30, 2022	2,844,327	-	320,793	57	(11)	(309,839)	10,943
Stock-based compensation	-	-	134	-	-	-	134
Net loss	-	-	-	-	-	(4,759)	(4,759)
Balance as of September 30, 2022	2,844,327	$-	$320,927	57	$(11)	$(314,598)	$6,318

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2023	3,325,441	$-	$324,880	57	$(11)	$(319,676)	$5,193
Issuance of Common Shares	331,707	-	2,040	-	-	-	2,040
Stock-based compensation	-	-	129	-	-	-	129
Net loss	-	-	-	-	-	(4,962)	(4,962)
Balance as of March 31, 2023	3,657,148	-	327,049	57	(11)	(324,638)	2,400
Issuance of Common Shares	720,802	-	4,111	-	-	-	4,111
Stock-based compensation	-	-	126	-	-	-	126
Net loss	-	-	-	-	-	(7,060)	(7,060)
Balance as of June 30, 2023	4,377,950	-	331,286	57	(11)	(331,698)	(423)
Issuance of Common Shares	480,580	-	1,351	-	-	-	1,351
Stock-based compensation	-	-	115	-	-	-	115
Net loss	-	-	-	-	-	(4,912)	(4,912)
Balance as of September 30, 2023	4,858,530	$-	$332,752	57	$(11)	$(336,610)	$(3,869)

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,934)	$(14,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	162
Stock-based compensation	370	413
Changes in operating assets and liabilities:
Accounts receivable	(758)	(50)
Prepaid expenses and other current assets	17	27
Accounts payable	2,707	(567)
Accrued expenses	864	277
Net cash used in operating activities	(13,642)	(14,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67)	(101)
Net cash used in investing activities	(67)	(101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,268	3,519
Payments of long-term debt	(57)	(56)
Proceeds from private offering of common stock	6,234	9,710
Net cash provided by financing activities	7,445	13,173
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(6,264)	(1,403)
CASH AND CASH EQUIVALENTS–Beginning of period	6,391	8,589
CASH AND CASH EQUIVALENTS–End of period	$127	$7,186

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such a time it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $13.6 million for the nine months ended September 30, 2023, and an accumulated deficit of $336.6 million as of September 30, 2023. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the condensed financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock Reverse Split

On September 25, 2023, the Company effected a 1-for-15 reverse stock split of its issued shares of common stock (the "Reverse Stock Split"). All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented have been retroactively adjusted to reflect the Reverse Stock Split. The shares of common stock retain a par value of $0.0001 per share.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the last three quarters of 2020, and first three quarters of 2021, and the Company applied for the credit in September 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company recognized an employee retention credit receivable of $0.9 million as of September 30, 2023 in accounts receivable on the condensed balance sheet. The Company recognized the employee retention credit during the three and nine months ended September 30, 2023 as a component of other income (expense), net on the condensed statement of operations and comprehensive income (loss).

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

Note 3. BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Leasehold improvements	$3,277	$3,259
Research equipment	3,351	3,515
Furniture and fixtures	350	350
Computer equipment	250	321
Property and equipment, gross	7,228	7,445
Less: accumulated depreciation and amortization	(7,064)	(7,256)
Property and equipment, net	$164	$189

Depreciation expense related to property and equipment was $31,000 and $92,500 for the three and nine months ended September 30, 2023 and $67,000 and $162,000 for the three and nine months ended September 30, 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022

Accrued clinical trial cost	$1,220	$335
Accrued payroll and related benefits	287	308
Accrued consulting and legal	382	127
Accrued other	6	11
Accrued expenses	$1,895	$781

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

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

As of September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$-	$-	$-	$-
Total Financial Assets	$-	$-	$-	$-

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$3,975	$3,975	$-	$-
Total Financial Assets	$3,975	$3,975	$-	$-

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during either of the nine months ended September 30, 2023 and 2022.

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the nine months ended September 30, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event.

Note 6. COMMITMENTS AND CONTINGENCIES

Nasdaq Deficiency Notices

On October 10, 2022, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market ("Nasdaq") notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period, or until October 9, 2023, to regain compliance with the minimum bid price requirement. The Company did not regain compliance by October 9, 2023 and received a notice from Nasdaq that its stock is subject to delisting. The Company appealed the delisting notice and has received an extension until March 4, 2024 to regain compliance with the minimum bid price requirement, subject to fulfilling its commitments to regain compliance by such date. There can be no assurance that the Company will be able to regain compliance with the Nasdaq minimum bid price requirements or that its common stock will continue to be listed on Nasdaq.

On May 25, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The notification letter noted that the Company’s Form 10-Q for the period ended March 31, 2023 disclosed stockholders’ equity of $2.4 million as of March 31, 2023 and that, as of May 24, 2023, the Company did not meet the Alternative Standards. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company 45 calendar days from the date of the notification letter, or until July 9, 2023, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). A plan to regain compliance was submitted on July 7, 2023 and was accepted on July 18, 2023, and therefore the Company was granted an extension of up to 180 calendar days from the date of the notification letter, or until November 21, 2023, to regain compliance with the Equity Standard. As of September 30, 2023, we had a stockholder's deficit of $3.9 million and had not regained compliance with the Equity Standard.

On October 3, 2023 the Company’s raised aggregate gross proceeds of $9.6 million in a public offering of common stock and common stock equivalents, with accompanying warrants, discussed in Note 15 below. After conducting the public offering we received a letter from Nasdaq indicating we were in compliance with Nasdaq’s Equity Standard. We anticipate we will be in compliance with the Equity Standard for the period ended December 31, 2023. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2023 and December 31, 2022 the Company was not involved in any material legal proceedings.

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

As of September 30, 2023, the future minimum payments for the operating leases total $195,626, less imputed interest of $7,760, for an operating lease liability of $187,866 as of September 30, 2023. For the nine months ended September 30, 2023, cash paid for amounts included in the measurement of lease liabilities was $135,434.

Lease expense incurred under the operating lease for the three month periods ended September 30, 2023 and 2022 was $45,144 and $44,000 respectively, and $135,433 and $131,000 for the nine month periods ended September 30, 2023 and 2022, respectively. Lease expense is a component of general and administrative expense.

Note 8. LONG-TERM DEBT

On May 8, 2020, the Company received a loan under the Small Business Administration's Paycheck Protection Program (the "PPP Loan") in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334. The Company has recorded interest expense of $336 and $1,141 for the three and nine month periods ended September 30, 2023 and $523 and $1,764 for the three and nine month periods ended September 30, 2022, respectively on its condensed statements of operations and comprehensive loss.

Note 9. COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuance:

	As of September 30, 2023	As of December 31, 2022
Shares underlying outstanding stock options	205,887	118,795
Shares available for future stock option grants	4,925	25,521
Total shares of common stock reserved	210,812	144,316

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

The Company initially reserved 28,333 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31 of the preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2023, 66,508 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	118,795	$59.68	7.1	$4
Granted	91,689	6.06
Exercised	-	-		$-
Forfeited	(211)	90.71
Expired	(4,386)	223.60
Balance as of September 30, 2023	205,887	$32.29	7.9	$-
Exercisable as of September 30, 2023	95,956	$56.76	6.4	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the nine months ended September 30, 2023 and 2022 was $4.15 per share and $11.94 per share, respectively. The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2023 and 2022 was $513,718 and $604,626, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2023 and December 31, 2022. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of September 30, 2023 and December 31, 2022, total unrecognized compensation cost related to stock options granted to employees was $572,490 and $561,198, respectively, which is expected to be recognized over a weighted-average period of 2.2 and 2.1 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	3.7%	2.3%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$48	$54	$148	$152
General and administrative	67	80	222	261
Total stock-based compensation expense	$115	$134	$370	$413

Note 11. INCOME TAXES

No provision for income taxes was recorded in either of the three or nine month periods ended September 30, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2023.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Options to purchase common stock	205,887	115,653	168,539	99,705

Note 13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of September 30, 2023 and December 31, 2022, all long-lived assets are located in the United States.

Note 14. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Lease expense incurred under the operating lease for the three month periods ended September 30, 2023 and 2022 was $45,144 and $44,000 respectively, and $135,433 and $131,000 for the nine month periods ended September 30, 2023 and 2022, respectively.

As discussed in Note 5, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. J. Jeffrey Goater, a former member of the Company’s board of directors, served as the Chief Business Officer of Surface at that time, and currently serves on the board of directors of Surface. During the nine months ended September 30, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods.

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 583,183 shares of its common stock at a purchase price of $16.65 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co. ("FCMI") and Friedberg Global-Macro Hedge Fund Ltd. each purchased 120,120 shares of the Company's common stock for an aggregate purchase price of $4.0 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI, the Company's largest stockholder, and Friedberg Mercantile Group, the investment manager of the Friedberg Global-Macro Hedge Fund Ltd., which exercises voting and dispositive power over shares held directly by Friedberg Global-Macro Hedge Fund Ltd. Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, also purchased 120,120 and 6,006 shares of the Company's common stock for aggregate purchase prices of $2.0 million and $0.1 million, respectively, in the January 2022 Private Placement.

On November 18, 2022, and November 22, 2022, the Company entered into a stock purchase agreement and joinder thereto pursuant to which it issued and sold 476,167 shares of its common stock at a purchase price of $7.9395 per share for aggregate gross proceeds of approximately $3.8 million (the "November 2022 Private Placement"). Vaccinex (Rochester), L.L.C.; FCMI; Gee Eff Services Limited, which is controlled by Jacob Frieberg, one of the Company's directors; and Gerald E. Van Strydonck, another of the Company's directors, purchased 368,411 shares of the Company’s common stock for aggregate purchase price of $2.9 million in the November 2022 Private Placement.

On March 30, 2023, the Company entered into a Stock Purchase Agreement, pursuant to which the Company issued and sold 331,708 shares of its common stock at a purchase price of $6.15 per share for aggregate gross proceeds of $2.04 million (the "March 2023 Private Placement”). FCMI and Vaccinex (Rochester) L.L.C. purchased 325,204 shares of the Company's common stock for an aggregate purchase price of $2.0 million in the March 2023 Private Placement.

On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold 527,234 shares of its common stock at a purchase price of $5.6142 per share for aggregate gross proceeds of $2.96 million. FCMI purchased 447,437 shares of the Company's common stock in relation to the May 12, 2023 sale for a purchase price of $2.51 million.

On September 20, 2023, the Company entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 248,932 shares of its common stock at a purchase price of $2.34 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private Placement”). Vaccinex (Rochester) L.L.C. purchased 136,752 shares of the Company's common stock in the September 2023 Private Placement for a purchase price of $0.32 million.

Note 15. SUBSEQUENT EVENTS

On October 3, 2023, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, the Company issued and sold to certain investors (i) 7,600,000 shares of the Company’s common stock together with common warrants to purchase up to 7,600,000 shares of common stock and (ii) 2,000,000 pre-funded warrants to purchase up to 2,000,000 shares of common stock together with common warrants to purchase up to 2,000,000 shares of common stock, at a purchase price of $1.00 and $0.999, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI and Vaccinex (Rochester) L.L.C. purchased 3,000,000 and 500,000 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million.

On November 2, 2023, the Company entered into Securities Purchase Agreements with certain investors from the August and September 2023 private placements, pursuant to which the Company issued and sold 527,714 warrants to purchase up to 527,714 shares of its common stock at a purchase price of $0.125 per warrant for aggregate gross proceeds of $70,000 (the "November Warrant Offering”). Vaccinex (Rochester) L.L.C. purchased 136,752 warrants in the November Warrant Offering for a purchase price of $17,000.

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

Common Stock Reverse Split

All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our 1-for-15 Reverse Stock Split, which was effective September 25, 2023. The shares of common stock retain a par value of $0.0001 per share.

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer, and autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the activity of immune and inflammatory cells at sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of Alzheimer’s disease, Huntington’s disease, head and neck cancer, and pancreatic cancer. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including head and neck cancer, and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from product sales to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $4.9 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively, and a net loss of $16.9 million and $14.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, and December 31, 2022, we had cash and cash equivalents of $0.1 million and $6.4 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed financial statements for the three and nine months ended September 30, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. On March 30, 2023, the Company entered into a stock purchase agreement pursuant (the “Stock Purchase Agreement”) to which the Company issued and sold 331,708 shares of its common stock to affiliated investors, at a purchase price of $6.15 per share for aggregate gross proceeds of $2.04 million. On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 527,234 shares of its common stock at a purchase price of $5.6142 per share for aggregate gross proceeds of $2.96 million (the "May 2023 Private Placement”). FCMI Parent Co. ("FCMI"), the Company's largest stockholder, purchased 447,437 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI. In May 2023, the Company received $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock. On August 18, 2023, we entered into a Stock Purchase Agreement, pursuant to which we issued and sold 209,340 shares of our common stock at a purchase price of $3.105 per share for aggregate gross proceeds of $0.65 million. On September 20, 2023, the Company entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 248,932 shares of its common stock at a purchase price of $2.34 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private Placement”). Vaccinex (Rochester) L.L.C. purchased 136,752 shares of the Company's common stock in the September 2023 Private Placement for a purchase price of $0.32 million.

Our cash and cash equivalents were $0.1 million and total current assets were $2.2 million at September 30, 2023, which will be insufficient to fund our planned operations through one year of the date that these condensed financial statements are available for issuance. See Note 1 of our unaudited condensed financial statements.

On October 3, 2023, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, the Company issued and sold to certain investors (i) 7,600,000 shares of the Company’s common stock together with common warrants to purchase up to 7,600,000 shares of common stock and (ii) 2,000,000 pre-funded warrants to purchase up to 2,000,000 shares of common stock together with common warrants to purchase up to 2,000,000 shares of common stock, at a purchase price of $1.00 and $0.999, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI and Vaccinex (Rochester) L.L.C. purchased 3,000,000 and 500,000 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

Nasdaq Deficiency Notices

On October 10, 2022, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market ("Nasdaq") notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period, or until October 9, 2023, to regain compliance with the minimum bid price requirement. The Company did not regain compliance by October 9, 2023 and received a notice from Nasdaq that our stock is subject to delisting. The Company appealed the delisting notice and has received an extension until March 4, 2024 to regain compliance with the minimum bid price requirement, subject to fulfilling its commitments to regain compliance by such date. There can be no assurance that we will be able to regain compliance with the Nasdaq minimum bid price requirement or that our common stock will continue to be listed on Nasdaq.

On May 25, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The notification letter noted that the Company’s Form 10-Q for the period ended March 31, 2023 disclosed stockholders’ equity of $2.4 million as of March 31, 2023 and that, as of May 24, 2023, the Company did not meet the Alternative Standards. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company 45 calendar days from the date of the notification letter, or until July 9, 2023, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). A plan to regain compliance was submitted on July 7, 2023 and was accepted on July 18, 2023, and therefore the Company was granted an extension of up to 180 calendar days from the date of the notification letter, or until November 21, 2023, to regain compliance with the Equity Standard. As of September 30, 2023, we had a stockholders' deficit of $3.9 million and had not regained compliance with the Equity Standard. On October 3, 2023 the Company raised aggregate gross proceeds of $9.6 million in a public offering of common stock and common stock equivalents, with accompanying warrants, discussed in Note 15 to the financial statements. After conducting the public offering received a letter from Nasdaq indicating we were in compliance with Nasdaq’s Equity Standard. We anticipate we will be in compliance with the Equity Standard for the period ended December 31, 2023. However, there can be no assurance that the Company will be able to retain or maintain compliance with the Equity Standard.

Corporate Update

On September 20, 2023, the Company entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 248,932 shares of its common stock at a purchase price of $2.34 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private Placement”). Vaccinex (Rochester) L.L.C., purchased 136,752 shares of the Company’s common stock in the September 2023 Private Placement for a purchase price of $0.32 million.

On September 22, 2023, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, with the Delaware Secretary of State to implement a reverse stock split of the Company’s issued shares of common stock at a ratio of 1-for-15, effective at 5:00 p.m. Eastern Time on September 25, 2023 (the “Reverse Stock Split”), previously approved by the Company’s Board of Directors and the Company’s stockholders. As a result of the Reverse Stock Split, every fifteen shares of the Company’s issued common stock were automatically combined into one share of common stock. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholders’ percentage interest in the Company’s common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders receiving whole shares in lieu of fractional shares, as any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. The Reverse Stock Split did not change the par value of the common stock, modify any voting rights or other terms of the common stock, or change the number of authorized shares of the Company.

The Company’s common stock began trading on the Nasdaq Stock Market on a post-Reverse Stock Split basis under the Company’s existing trading symbol “VCNX” when the market opened on September 26, 2023. The new CUSIP number for the Company’s common stock post-Reverse Stock Split is 918640202.

On October 3, 2023, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, the Company issued and sold to certain investors (i) 7,600,000 shares of the Company’s common stock together with common warrants to purchase up to 7,600,000 shares of common stock and (ii) 2,000,000 pre-funded warrants to purchase up to 2,000,000 shares of common stock together with common warrants to purchase up to 2,000,000 shares of common stock, at a purchase price of $1.00 and $0.999, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI and Vaccinex (Rochester) L.L.C. purchased 3,000,000 and 500,000 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million.

On November 2, 2023, the Company entered into Securities Purchase Agreements with certain investors from the August and September 2023 private placements, pursuant to which the Company issued and sold 527,714 warrants to purchase up to 527,714 shares of its common stock at a purchase price of $0.125 per warrant for aggregate gross proceeds of $70,000. Vaccinex (Rochester) L.L.C. purchased 136,752 warrants in the November Warrant Offering for a purchase price of $17,000.

Clinical Update

As prespecified in the study protocol, the Company analyzed interim data from the first 36 patients in the open-label, single-arm, Phase 2 KEYNOTE B-84 study (NCT04815720) evaluating pepinemab and KEYTRUDA™ in immunotherapy naïve patients with recurrent or metastatic head and neck squamous cell carcinoma (HNSCC). The study was based on preclinical and clinical studies demonstrating that antibody blockade of semaphorin 4D (SEMA4D) in combination with immune checkpoint inhibitors (ICI) promotes infiltration of CD8+ cytotoxic T cells and inhibits the recruitment and function of myeloid derived suppressor cells (MDSC) in tumors, enabling enhanced ICI efficacy. The study results showed that pepinemab in combination with KEYTRUDA™ resulted in an approximately 2X increase in objective responses (ORR) and median progression free survival (PFS) in patients with hard-to-treat PD-L1-low tumors, those with combined positive score <20 (CPS<20), compared to historical response rates for ICI monotherapy in this population. ORR for the CPS<20 population was 21.1% with median PFS of 5.79 months, which is almost 2X that of historical response to checkpoint monotherapy in this population, ORR 11.9% and PFS 2.2 months. In contrast, patients in the CPS>20 subgroup (n=17) responded similarly to historical ICI monotherapy data. Biopsy data suggest that treatment-induced formation of highly organized lymphoid aggregates, tertiary lymphoid structures (TLS), correlate with disease control. TLS are characterized by a high density of B cells, antigen-presenting dendritic cells and activated T cells including stem-like TCF-1+, PD-1+, CD8+ T cells whose expansion and differentiation has previously been shown to be central for response to checkpoint inhibitors. The safety of pepinemab in combination with KEYTRUDA is regularly reviewed by an independent safety committee and has to date been found to be well tolerated.

In June 2023 the Company and its collaborators presented two posters in the “Trial in Progress” sessions at the American Society for Clinical Oncology (“ASCO23”):

•
Phase 1b/2 PDAC Study: The team from University of Rochester Cancer Center and Wilmot Cancer Institute presented the plan for the single-arm, open-label study to evaluate pepinemab in combination with BAVENCIO®(avelumab) as second line combination immunotherapy for patients with metastatic pancreatic ductal adenocarcinoma (PDAC, TPS4195, NCT05102721). The Company-sponsored study will employ a Bayesian Optimal Interval (BOIN) Design in the Phase 1b segment and a Simon two stage assessment in the Phase 2 segment and is expected to enroll 40 subjects. The trial rationale is supported by data from prior studies suggesting that pepinemab may reduce immune suppression in the TME, rendering “cold” tumors such as PDAC to become “hot” and enhancing efficacy of ICIs such as avelumab. The study is being conducted with grant support from the Gateway Discovery Award.

•
Phase 1 Metastatic Breast Cancer Study: The team from the Moffitt Cancer Center presented the plan for an open-label, Phase I study to evaluate up to 28 patients with HER2+ metastatic breast cancer (MBC, TPS1113, NCT05378464). Patients will receive a pulsed combination of dendritic cell vaccines (DC1) plus trastuzumab (an anti-HER-2 antibody) and pepinemab followed by treatment with HER2-specific T cells and lymphodepletion. The study rationale builds on results of the CLASSICAL Lung study of pepinemab and avelumab in lung cancer and the observation that pepinemab appears to modulate the TME by increasing effector cell infiltration and reducing immunosuppression.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the nine months ended September 30, 2023, we generated $500,000 from our collaboration agreement with Surface Oncology, and $70,000 of service revenue.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$2,728	63%	$1,862	54%	$8,206	62%	$5,415	53%
Wages, benefits, and related costs	1,158	27%	1,067	31%	3,609	27%	3,222	31%
Preclinical supplies and equipment depreciation	365	8%	391	11%	1,105	9%	1,205	11%
Consulting, non-clinical trial services, and other	104	2%	109	4%	297	2%	396	5%
Total research and development expenses	$4,355		$3,429		$13,217		$10,238

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

Our current research and development activities primarily relate to clinical development in the following indications:

•
Alzheimer’s Disease. In April 2023, we reached our enrollment target of 49 participants for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to Alzheimer's disease. It is anticipated that all participants will have completed 12-months treatment in June 2024, and SIGNAL-AD topline data will be reported in the second half of 2024.
•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of dendritic cells and cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of recurrent or metastatic head and neck cancer (R/M HNSCC). Vaccinex has analyzed interim data from the first 36 patients in the open-label, single-arm, Phase 2 KEYNOTE B-84 study (NCT04815720). Study results showed that the combination therapy was well tolerated and resulted in an approximately 2X increase in objective response (ORR) and median progression free survival (PFS) in patients with hard-to-treat PD-L1-low tumors, those with combined positive score <20 (CPS<20), compared to historical response rates for checkpoint monotherapy in this population. ORR for the CPS<20 population was 21.1% with median PFS of 5.79 months, which is almost 2X that of historical response to checkpoint monotherapy in this population, ORR 11.9% and PFS 2.2 months. In contrast, the ORR and PFS for combination therapy with pepinemab in the CPS ≥20 subgroup was similar to that for historical checkpoint monotherapy. This data is consistent with a prior study in which the combination of pepinemab with PD-L1 inhibitor BAVENCIO® (avelumab) also appeared to approximately double ORR in patients with PD-L1-low non-small cell lung cancer (NCT03268057). We are also collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio (avelumab), another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. While Pepinemab is being evaluated by third parties in investigator-sponsored trials for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications, we have currently paused our development efforts related to Cancer research as we focus on our development of Alzheimer's research.
•
Huntington’s Disease. We evaluated pepinemab for the treatment of Huntington's disease in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information, including evidence of cognitive benefit and a reduction in brain atrophy and increase in brain metabolic activity in patients with manifest disease symptoms. An improved study design would focus on patients with early signs of cognitive or functional deficits since they appeared to derive the greatest treatment benefit. The Company is evaluating its development strategy in terms of business opportunities and other near-term clinical activities. To advance planning for a potential phase 3 study of pepinemab in Huntington's disease, we requested a Type C meeting with the FDA to discuss details of the study design and key endpoints. The Company has received the requested clarifications regarding suitable endpoints for regulatory review from the FDA, and these will be incorporated in a possible future phase 3 study. We have currently paused our development efforts for Huntington’s disease research as we focus on our development of Alzheimer’s research.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$20	$50	$570	$50
Costs and expenses:
Research and development	4,355	3,429	13,217	10,238
General and administrative	1,499	1,413	5,250	4,599
Total costs and expenses	5,854	4,842	18,467	14,837
Loss from operations	(5,834)	(4,792)	(17,897)	(14,787)
Interest expense	-	(1)	(1)	(2)
Other (expense) income, net	922	34	964	52
Loss before provision for income taxes	(4,912)	(4,759)	(16,934)	(14,737)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(4,912)	$(4,759)	$(16,934)	$(14,737)

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

The Company recorded service revenue of $20,000 and $50,000 during the three months ended September 30, 2023 and 2022, respectively.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$4,355	$3,429	$926	27%
General and administrative	1,499	1,413	86	6%
Total operating expenses	$5,854	$4,842	$1,012	21%

Research and Development. Research and development expenses in the three months ended September 30, 2023 increased by $0.9 million, or 27%, compared to the three months ended September 30, 2022. This increase was primarily attributable to increased patient enrollment in the SIGNAL-AD and head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the three months ended September 30, 2023 increased by $0.1 million, or 6%, compared to the three months ended September 30, 2022. This increase was attributable to increased legal and patent related services.

Other (expense) income, net. Total other (expense) income, net was income of $0.92 million for the three months ended September 30, 2023, compared to income of $34.0 thousand for the three months ended September 30, 2022. The increase in income of $0.89 million primarily resulted from the recognition of the $0.92 million employee retention credit.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

The Company recorded $570,000 in revenue during the nine months ended September 30, 2023 from our collaboration agreement with Surface Oncology and service revenue. The Company recorded service revenue of $50,000 during the nine months ended September 30, 2022.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$13,217	$10,238	$2,979	29%
General and administrative	5,250	4,599	651	14%
Total operating expenses	$18,467	$14,837	$3,630	24%

Research and Development. Research and development expenses in the nine months ended September 30, 2023 increased by $3.0 million, or 29%, compared to the nine months ended September 30, 2022. This increase was primarily attributable to increased patient enrollment in the SIGNAL-AD and head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the nine months ended September 30, 2023 increased by $0.7 million, or 14%, compared to the nine months ended September, 2022. This increase was attributable to increased legal and patent related services.

Other (expense) income, net. Total other (expense) income, net was income of $0.96 million for the nine months ended September 30, 2023, compared to income of $52.0 thousand for the nine months ended September 30, 2022. The increase in income of $0.91 million primarily resulted from the recognition of the $0.92 million employee retention credit.

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

On November 2, 2023, the Company entered into Securities Purchase Agreements with certain investors from the August and September 2023 private placements, pursuant to which the Company issued and sold 527,714 warrants to purchase up to 527,714 shares of its common stock at a purchase price of $0.125 per warrant for aggregate gross proceeds of $70,000. Vaccinex (Rochester) L.L.C., which is controlled by Maurice Zauderer, Ph.D., the Company’s president, chief executive officer and a member of its board of directors, purchased 136,752 warrants in the November Warrant Offering for a purchase price of $17,000.

On October 3, 2023, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, the Company issued and sold to certain investors (i) 7,600,000 shares of the Company’s common stock together with common warrants to purchase up to 7,600,000 shares of common stock and (ii) 2,000,000 pre-funded warrants to purchase up to 2,000,000 shares of common stock together with common warrants to purchase up to 2,000,000 shares of common stock, at a purchase price of $1.00 and $0.999, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI Parent Co. ("FCMI"), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., purchased 3,000,000 and 500,000 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million.

On September 20, 2023, we entered into a Stock Purchase Agreement, pursuant to which we issued and sold 248,932 shares of our common stock at a purchase price of $2.34 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private Placement"). Vaccinex (Rochester), L.L.C. participated in the September 2023 Private Placement.

On August 18, 2023, we entered into a Stock Purchase Agreement, pursuant to which we issued and sold 209,340 shares of our common stock at a purchase price of $3.105 per share for aggregate gross proceeds of $0.65 million.

On May 19, 2023, the Company filed a prospectus supplement under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,391,000 through Jefferies LLC (“Jefferies”) as sales agent pursuant to the Company’s Open Market Sale AgreementSM with Jefferies dated March 27, 2020. During the three months ended September 30, 2023, 21,123 shares were sold through the Open Market Sale Agreement for proceeds of $0.1 million, net of commission.

In May 2023 we received $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock.

On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, we issued and sold 527,234 shares of our common stock at a purchase price of $5.6142 per share for aggregate gross proceeds of $2.96 million. FCMI purchased 447,437 shares of our common stock in May 2023 for a purchase price of $2.51 million.

On March 30, 2023, we entered into a Stock Purchase Agreement, pursuant to which we issued and sold 331,708 shares of our common stock at a purchase price of $6.15 per share for aggregate gross proceeds of $2.04 million (the "March 2023 Private Placement”). FCMI and Vaccinex (Rochester) L.L.C. purchased 325,204 shares of our common stock for aggregate purchase price of $2.0 million in the March 2023 Private Placement.

On November 18, 2022 and November 22, 2022, we entered into a stock purchase agreement and joinder thereto pursuant to which we issued and sold 476,167 shares of our common stock at a purchase price of $7.9395 per share for aggregate gross proceeds of approximately $3.8 million (the "November 2022 Private Placement"). Vaccinex (Rochester), L.L.C.; FCMI; Gee Eff Services Limited, which is controlled by Jacob Frieberg, one of our directors; and Gerald E. Van Strydonck, another of our directors, purchased 368,411 shares of our common stock for aggregate purchase price of $2.9 million in the November 2022 Private Placement.

In January 2022 we completed a private placement of 583,183 shares of our common stock and received $9.7 million and entered into an Open Market Sale Agreement with Jefferies pursuant to which we may sell up to $113.0 million shares of our common stock through Jefferies. During the year ended December 31, 2022, 212,627 shares were sold through the Open Market Sale Agreement for proceeds of $3.6 million, net of commission.

In May 2020, we received the PPP Loan in the amount of $1.1 million. During October 2021 through our intermediary lenders, the SBA communicated that it would grant forgiveness of $876,171 of the $1.1 million PPP Loan. The remaining balance of $257,429, along with applicable interest, will be amortized over the remaining term of the loan. We have extended the term of the PPP Loan to 5 years, as is currently permitted by the SBA, resulting in a maturity date of May 8, 2025. As of September 30, 2023, the remaining principal balance of the PPP Loan is approximately $119,000.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of September 30, 2023 and December 31, 2022, our principal source of liquidity was cash and cash equivalents in the amount of $0.1 million and $6.4 million, respectively.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $16.9 million and $14.7 million, respectively. For the nine months ended September 30, 2023 and 2022, we reported cash used in operations of $13.6 million and $14.5 million, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $336.6 million and $319.7 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, which may adversely affect our business.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(13,642)	$(14,475)
Cash used in investing activities	(67)	(101)
Cash provided by financing activities	7,445	13,173

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

During the nine months ended September 30, 2023 and 2022, operating activities used $13.6 million and $14.5 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $16.9 million and $14.7 million, respectively.

Investing Activities. The investing activities during the nine months ended September 30, 2023 and 2022, were due to purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2023, financing activities provided a net of $7.4 million, of which $6.3 million was due to private placements of common stock, $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock and $0.2 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement. During the nine months ended September 30, 2022, financing activities provided a net of $13.2 million, of which $9.6 million was due to the private placement of common stock and $3.5 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement, net of underwriting commissions and discounts.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received a second 180-day compliance period, or until October 9, 2023 to regain compliance with the minimum bid price requirement. We did not regain compliance by October 9, 2023 and received a notice from Nasdaq that our stock is subject to delisting. We appealed the delisting notice and have received an extension until March 4, 2024 to regain compliance with the minimum bid price requirement, subject to fulfilling our commitments to regain compliance by such date. There can be no assurance that we will be able to regain compliance with the Nasdaq minimum bid price requirements or that our common stock will continue to be listed on Nasdaq.

Minimum Stockholders’ Equity Requirement

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

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq is providing the Company 45 calendar days from the date of the notification letter, or until July 9, 2023, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). A plan to regain compliance was submitted on July 7, 2023 and was accepted on July 18, 2023, and therefore the Company was granted an extension of up to 180 calendar days from the date of the notification letter, or until November 21, 2023, to regain compliance with the Equity Standard. As of September 30, 2023, we had a stockholder’s deficit of $3,869 thousand and had not regained compliance with the Equity Standard. On October 3, 2023 the Company raised aggregate gross proceeds of $9.60 million in a public offering. After conducting the public offering we received a letter from Nasdaq indicating we were in compliance with Nasdaq’s Equity Standard. We anticipate we will be in compliance with the Equity Standard for the period ended December 31, 2023. However, if the Company is not found to have regained compliance, Nasdaq could provide notice that the Company’s common stock is subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

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

We may not satisfy the Nasdaq continued listing requirements following a reverse stock split, even if it is approved and implemented.

Even if a reverse stock split is approved and implemented, we may not be able to regain compliance with the bid price requirement of the Nasdaq listing standards. If our common stock ultimately were to be delisted from Nasdaq for any reason, it could negatively impact us because it would reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; negatively impact our ability to access equity markets, issue additional securities and obtain additional financing in the future; affect our ability to provide equity incentives to our employees; and negatively impact our reputation and, as a consequence, our business.

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

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vaccinex, Inc., effective as of September 25, 2023 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023)

4.1	Form of Pre-Funded Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023)

4.2	Form of Common Stock Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023)

10.1

Stock Purchase Agreement by and between the Company and the Investors, dated as of August 18, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023)

10.2

Registration Rights Agreement by and between the Company and the Investors, dated as of August 18, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2023)

10.3

Stock Purchase Agreement by and between the Company and the Investors, dated as of September 20, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2023)

10.4

Registration Rights Agreement by and between the Company and the Investors, dated as of September 20, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2023)

10.5	Form of Securities Purchase Agreement, dated as of September 28, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

November 13, 2023	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By:	/s/ Scott E. Royer
Scott E. Royer, CFA, MBA
Chief Financial Officer
(Principal Financial Officer)