Form 10-K
period 2023-12-31
VACCINEX, INC.
filed 2024-04-02
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as computed by reference to the June 30, 2023 closing price reported by Nasdaq, was approximately $10,419,739.

As of March 22, 2024, the Registrant had 1,231,602 shares of common stock, $0.0001 par value per share, outstanding.

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

Reverse stock splits

On September 22, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation, with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of our outstanding common stock. The amendment was authorized by our stockholders on September 8, 2023, and was effective on September 25, 2023.

On February 14, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of our outstanding common stock. The amendment was authorized by our stockholders on February 8, 2024, and was effective on February 19, 2024.

All share and per share amounts have been retro-actively restated as if the reverse splits occurred at the beginning of the earliest period presented.

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer, and autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the activity of immune and inflammatory cells at sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of Alzheimer’s disease, or AD, head and neck cancer, and pancreatic cancer. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including head and neck cancer, and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

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

•
Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various diseases and conditions, including neuroinflammatory and neurodegenerative diseases and cancer. Pepinemab’s mechanisms of action, blocks the SEMA4D signal and activates innate physiological mechanisms to respond to tumors or tissue injury. We first demonstrated in preclinical studies in animal models that the biological activities associated with an antibody blockade of SEMA4D can promote the repair or prevention of neurological damage in neuroinflammatory and neurodegenerative diseases and promote infiltration of activated immune cells while reducing immune suppression in tumors. A subsequent completed phase 2 study of single agent pepinemab in Huntington’s disease indicated cognitive benefit, a reduction in brain atrophy and reversal of disease-associated loss of brain metabolic activity, and a phase 2 clinical study of immunotherapy with pepinemab in combination with a checkpoint inhibitor (avelumab) supported increased benefit to patients with non-small cell lung cancer (NSCLC).
•
Our ActivMAb® antibody discovery platform is a proprietary human antibody discovery platform based on a novel method for expressing and presenting complex multipass membrane proteins, as well as large and diverse libraries of high affinity, full-length human monoclonal antibodies on the surface of mammalian pox viruses. We believe our ActivMAb technology offers (i) rapid generation of high affinity, full-length, human monoclonal antibodies synthesized and naturally modified in mammalian cells, (ii) expression and selection of antibodies that easily and predictably transition to manufacturing in mammalian lines, and (iii) an innovative and efficient method for selecting antibodies against multi-pass membrane proteins, an important class of pharmacological targets that have been challenging for antibody selection. Our product candidate CHS-114, and anti-CCR8 antibody was licensed to Coherus and is currently in clinical development for cancer immunotherapy. VX5 was generated by our ActivMAb platform and is currently in preclinical development for autoimmune disorders. We intend to continue to utilize our ActivMAb platform to identify additional product candidates for our own pipeline development and for strategic collaborations. We have also entered into antibody discovery agreements with third-parties for their use of the ActivMAb platform and intend to continue to commercialize this platform.

Vaccinex Product Pipeline

RESEARCH	PHASE 1	PHASE 2	

Neurology

Program	Indication / Stage	Status
SIGNAL-AD **Pepinemab** Support from Alzheimer's Association & Alzheimer's Drug Discovery Foundation	ALZHEIMER'S DISEASE	*Data 2H 2024*
SIGNAL **Pepinemab**	HUNTINGTON'S DISEASE	*Published, Nature Medicine*

Oncology

Program	Indication / Stage	Status
Pepinemab + Pembrolizumab KEYNOTE-B84 Partnered with **Merck Sharp & Dohme**	HEAD AND NECK CANCER	*Interim analysis reported 4Q 2023*
Pepinemab + Avelumab NCT03690986 **Merck, KGaA Darmstadt**, University of Rochester, Gateway Discovery Fdn.	PANCREATIC CANCER	*Enrolling*
Pepinemab + Avelumab CLASSICAL-Lung Partnered with Merck, KGaA Darmstadt	NON SMALL CELL LUNG CANCER	*Complete Published*

Investigator-sponsored trials

Program	Indication / Stage	Status
Pepinemab + Nivolumab and/or Ipilimumab NCT03769155 Emory University with **Bristol Myers Squibb**	MELANOMA	*Enrollment Complete*
Pepinemab + Trastuzumab + DC Vaccine NCT05378464 H. Lee Moffitt Cancer Center	BREAST CANCER	*Enrolling*

Drug Discovery

ActivMAb Technology

Program	Indication / Stage
VX18	Neurology Inflammation
CXCR5 Mab **Available for licensing**	Oncology Inflammation
CXCL13 Mab **Available for licensing**	Inflammation

ActivMab® *Maximizing success to find Ab therapeutics for difficult-to-drug targets*

Antibody Drug Discovery
Antigen Virus Particles

CUSTOM PROJECTS
Multiple pharma and biotech

We initiated a new clinical trial of pepinemab in combination with Keytruda® for front-line recurrent or metastatic head and neck cancer (R/M HNSCC) in collaboration with Merck Sharp & Dohme Corp., and a new clinical trial of single agent pepinemab in Alzheimer’s disease (AD) in 2021.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D. We are advancing pepinemab which we believe has novel mechanisms of action for the treatment of cancer and certain neurodegenerative diseases, including AD and Huntington's disease, or HD. As of December 31, 2023, over 600 patients have been treated or enrolled in seven Phase 1 clinical trials and three Phase 2 clinical trials of pepinemab in separate indications.

Alzheimer’s Disease

We initiated a clinical study of pepinemab as a potential treatment for AD in late 2020. This study of pepinemab in AD, which we refer to as “SIGNAL-AD,” will be based on our prior research of neurodegenerative disease mechanisms in which we demonstrated in preclinical models that SEMA4D triggers activation of both astrocytes and microglia, the innate inflammatory cells of the central nervous system, or CNS, and that antibody blockade of SEMA4D ameliorated cognitive decline in an AD disease model. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD. We received two-thirds of the funding in the second half of 2020 and the remainder in Q3 2023 when enrollment was completed. The chronic activation of astrocytes and microglia has been implicated as an important disease mechanism in AD, HD, progressive MS, as well as in other neurodegenerative disorders. The design for this study is based on evidence from the SIGNAL clinical trial in HD showing that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. Recently, it has been reported that FDG-PET is superior to the more established Aβ amyloid-PET as an indicator of cognitive decline in early AD, which gives us greater confidence in relying on the evidence from our SIGNAL clinical trial in HD to inform the design of the SIGNAL-AD trial. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. It is anticipated that all 49 participants will have completed 12-months of treatment by June 30, 2024, and SIGNAL-AD topline data will be reported in the second half of 2024.

Cancer

Through December 31, 2023, pepinemab has been studied as a treatment for advanced solid tumors, including in clinical trials in HNSCC, NSCLC, osteosarcoma, and melanoma. We have demonstrated in preclinical tumor models that SEMA4D regulates infiltration of immune precursor cells into tumor tissue. Our preclinical data suggest that blocking SEMA4D promotes infiltration of CD8+ cytotoxic T-cells that can eradicate the tumor while simultaneously altering the tumor microenvironment to reduce immunoinhibitory myeloid suppressor and T regulatory cells. We have also demonstrated in preclinical models the potential for synergy between pepinemab and different checkpoint inhibitors when used in combination. We completed a first Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. Pepinemab was well tolerated in this clinical trial.

In October 2017 in collaboration with Merck KGaA, we initiated the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, (also known as Bavencio) an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC who have not previously been treated with immunotherapy. In July 2018, an additional cohort of patients who failed prior immunotherapy was added to the trial. The CLASSICAL-Lung trial consisted of a dose escalation phase and a subsequent dose expansion phase. We completed enrollment in the dose expansion phase in August 2019 and released topline data for this trial at the virtual American Society of Clinical Oncology (ASCO) conference in June of 2021. A manuscript reporting the results of this study was published in the journal Clinical Cancer Research in April of 2021. In the first quarter of 2023, Vaccinex initiated a Phase 1b/2 single-arm, open label study to evaluate pepinemab in combination with avelumab (Bavencio®) as second line combination therapy for patients with metastatic pancreatic adenocarcinoma (PDAC, TPS4195, NCT05102721). The Company-sponsored study will employ a Bayesian Optimal Interval (BOIN) Design in the Phase 1b segment and a Simon two stage assessment in the Phase 2 segment and is expected to enroll 40 subjects. The trial rationale is supported by data from prior studies suggesting that pepinemab may reduce immune suppression in the TME, rendering “cold” tumors such as PDAC to become “hot” and enhancing efficacy of ICIs such as avelumab. The trial will be conducted at the University of Rochester and is being primarily funded by a Gateway Discovery Award (administered by the Conquer Cancer Foundation/ASCO).

In February 2018, The Children’s Oncology Group, or COG, with financial support from the National Cancer Institute, initiated a Phase 1/2 clinical trial of pepinemab as a single agent in pediatric patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. In June 2018, a Phase 1 Investigator Sponsored Trial (IST) of pepinemab in combination with Yervoy® or with Opdivo® began at the UCLA Jonsson Comprehensive Cancer Center in patients with advanced melanoma who have progressed on prior anti-PD-1/PD-L1 based therapies. Enrollment in this study has since been halted due to resource limitations at UCLA, however, several patients received extended treatment for an additional 2 to 3 years. In addition, Emory University has initiated separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in melanoma and HNSCC. We also presented interim analysis of these window of opportunity studies at ASCO, in June 2020 and at ESMO and SITC cancer conferences in 2022. An investigator sponsored trial has also been initiated in May 2022 at Moffitt Cancer Center evaluating pepinemab in combination with adoptive dendritic cell therapy in patients HER2+ metastatic breast cancer (MBC, TPS1113, NCT05378464). Up to 28 patients will receive a pulsed combination of dendritic cell vaccines (DC1) plus trastuzumab (an anti-HER-2 antibody) and pepinemab followed by treatment with HER2-specific T cells and lymphodepletion. The study rationale builds on results of the CLASSICAL Lung study of pepinemab and avelumab in lung cancer and the observation that pepinemab appears to modulate the TME by increasing effector cell infiltration and reducing immunosuppression.

In the second half of 2021, in collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co. Inc., Kenilworth, NJ, USA, we initiated the KEYNOTE-B84 clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with pembrolizumab (also known as KEYTRUDA™), an inhibitor of the PD-1/PD-L1 checkpoint pathway, for front-line treatment in patients with R/M HNSCC. KEYNOTE-B84 is planned to be an open-label, multi-center phase 1b clinical study, enrolling patients whose tumors express low PD-L1 (CPS<20) or high PD-L1 (CPS ≥20). As prespecified in the study protocol, the Company analyzed interim data from the first 36 patients in the study evaluating pepinemab and KEYTRUDA™ in immunotherapy naïve patients with recurrent or metastatic head and neck squamous cell carcinoma (HNSCC). The study was based on preclinical and clinical studies demonstrating that antibody blockade of semaphorin 4D (SEMA4D) in combination with immune checkpoint inhibitors (ICI) promotes infiltration of CD8+ cytotoxic T cells and inhibits the recruitment and function of myeloid derived suppressor cells (MDSC) in tumors, enabling enhanced ICI efficacy. The study results showed that pepinemab in combination with KEYTRUDA™ resulted in an approximately 2X increase in objective responses (ORR) and median progression free survival (PFS) in patients with hard-to-treat PD-L1-low tumors, those with combined positive score <20 (CPS<20), compared to historical response rates for ICI monotherapy in this population. ORR for the CPS<20 population was 21.1% with median PFS of 5.79 months, which is almost 2X that of historical response to checkpoint monotherapy in this population, ORR 11.9% and PFS 2.2 months. In contrast, patients in the CPS>20 subgroup (n=17) responded similarly to historical ICI monotherapy data. Biopsy data suggest that treatment-induced formation of highly organized lymphoid aggregates, tertiary lymphoid structures (TLS), correlate with disease control. TLS are characterized by a high density of B cells, antigen-presenting dendritic cells and activated T cells including stem-like TCF-1+, PD-1+, CD8+ T cells whose expansion and differentiation has previously been shown to be central for response to checkpoint inhibitors. The safety of pepinemab in combination with KEYTRUDA™ is regularly reviewed by an independent safety committee and has to date been found to be well tolerated. We expect top-line data in 2024.

Huntington’s Disease

We have currently paused our research efforts for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life, as we focus on our development of Alzheimer’s research. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes. As discussed above, the chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, AD, progressive MS, and other neurodegenerative disorders. We initiated the SIGNAL study, a Phase 2 clinical trial, in July 2015 in early manifest and late prodromal (pre-manifest) HD patients. This clinical trial builds on preclinical studies in an animal model of HD and safety data from a Phase 1 dose-escalation clinical trial of pepinemab in MS patients that we completed in November 2014. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018. Cohort B includes a total of 265 subjects in two cohorts: 179 patients who have early manifest disease, and 86 who are late prodromal. All subjects were randomized to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Topline data for the SIGNAL Phase 2 trial was reported on September 22, 2020 and more detailed analysis of the data was presented at medical conferences on October 30, 2020, April 30, 2021, and September 10, 2021. The U.S. Food and Drug Administration, or FDA, has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD. Final data from the SIGNAL trial was published in Nature Medicine 28: 2813-2193 in 2022. To advance planning for a potential phase 3 study of pepinemab in HD, we requested a Type C meeting with the FDA to discuss study design and key endpoints. We received the requested clarifications regarding suitable endpoints for regulatory review from the FDA, and these will be incorporated in a possible future phase 3 study.

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
•
Develop pepinemab in combination with checkpoint inhibitors as a therapy for patients with cancer. We have completed the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC. Results demonstrated increased infiltration of cytotoxic T-cells into tumors and treatment appeared to provide an approximately two-fold increase in objective clinical responses relative to previously reported single agent avelumab. An unexpected finding was that NSCLC has a relative paucity of myeloid derived suppressor cells (MDSC). Since inhibition of these immunosuppressive cells is a second major mechanism of action of pepinemab, we, in collaboration with Merck Sharp & Dohme, have initiated a new study of the combination of pepinemab with KEYTRUDATM in first-line R/M HNSCC, a cancer indication in which MDSC are believed to play an important role in immune resistance, and have analyzed interim data from the first 36 patients in the study.
•
Develop pepinemab as a therapy in Huntington’s disease. We have currently paused our research efforts for HD. We initiated the SIGNAL study, a multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical trial in subjects with late prodromal and early manifest HD in July 2015. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. On the basis of this data, the design of the Cohort B portion of the trial was modified, and enrollment was completed in December 2018 with a total of 265 subjects. Top-line data was released on September 22, 2020. Although the study did not meet its prespecified primary endpoints, it showed evidence of treatment related reduction in cognitive decline and brain atrophy and provided information that we believe will be valuable for the design of a potentially pivotal phase 3 study. We received requested clarifications regarding suitable endpoints for regulatory review from the FDA, and these will be incorporated in a possible future phase 3 study.
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
•
We intend to continue to utilize our ActivMAb platform to identify additional product candidates for our own pipeline development and for strategic collaborations. We have also entered into antibody discovery agreements with third-parties for their use of the ActivMAb platform and intend to continue to commercialize this platform.

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

Emory University

Two separate Phase 1 IST “window of opportunity” studies evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical melanoma, and head and neck cancer patients.

Huntington Study Group	General CRO-related services for Phase 2 clinical trial of pepinemab in early-stage and late prodromal HD patients.

H. Lee Moffitt Cancer Center and Research Institute, Inc	Phase 1 IST of pepinemab in combination with adoptive dendritic cell therapy in patients HER2+ metastatic breast cancer.

ActivMAb

Catalent Pharma Solutions, LLC	Selection of an antibody to a cancer membrane target suitable for construction of an antibody drug conjugate employing proprietary Catalent technology.

Surface Oncology, Inc.

Identification and selection of antibodies against two target antigens using our proprietary technology. Surface Oncology has sublicensed part of its exclusive research license agreement to Coherus which is actively continuing phase 1/2 development.

Pharmaceutical and Biotech Co. (3) Strategic Relationships (6)	Novel technology development and antibody selection against multi-pass membrane receptors of corporate interest.

Background on the Immune System and Antibodies

The immune system is a powerful mechanism to defend and protect the body from pathogens, such as viruses, parasites and bacteria, and provides surveillance against cancers, by recognizing and responding to their characteristic antigens. The power of the immune system can, however, also present dangers, as misdirected immune responses can cause devastating autoimmune diseases. To address these issues, the immune system has evolved to encompass two interacting arms, an aggressive arm that serves to eradicate infection and has the potential to accelerate pathology in neurodegenerative diseases and to kill tumors and a regulatory arm that serves to limit the magnitude and duration of immune responses. The balance of activity between these two arms has evolved to allow effective responses to the numerous pathogens in our environment, the primary threat to the integrity of organisms. Advances in our understanding of these regulatory mechanisms and our ability to develop drugs that modulate their effects, such as checkpoint inhibitors, has enabled important advances in immunotherapy. We believe our SEMA4D antibody platform offers novel mechanisms of immune modulation that could further enhance the beneficial effects of immunotherapy in regulating immune responses in neurodegenerative diseases and cancer.

Therapeutic monoclonal antibodies are typically derived from genes encoding specific natural antibodies and are produced by introducing those genes into specially adapted mammalian manufacturing cell lines. The antibody’s ability to bind specifically to a target or antigen is also referred to as its specificity. Using this mechanism, antibodies can tag foreign substances for attack by other immune system cells or neutralize the targets directly. In treating diseases such as neurodegenerative diseases and cancer, researchers may create antibodies that bind toxic protein antigens or to target immune regulatory mechanisms to increase the magnitude and duration of protective immune responses.

Our SEMA4D Antibody Platform

Overview

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab for the treatment of various diseases and conditions, including to promote immune cell infiltration and activity in tumors as well as to inhibit neuroinflammatory and neurodegenerative diseases. Pepinemab, a molecule that blocks the signaling activity of SEMA4D, is currently in clinical development by us for the treatment of AD, HNSCC, PDAC, as well as by third parties in ISTs for breast cancer and in multiple “window of opportunity” studies in other indications. We initiated a clinical trial of pepinemab as a single agent in AD in the second half of 2021, in combination with Keytruda for R/M HNSCC, and intend to use our SEMA4D platform to address additional cancer indications and other diseases in the future.

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

As a result, pepinemab’s ability to affect SEMA4D’s regulation of precursor cells may be relevant to multiple disease indications. In cancer, we believe pepinemab will promote the infiltration and activation of immune precursor cells in the tumor. In AD, we believe pepinemab will mobilize precursor cells that repair damage to myelin and neurons and prevent chronic activation of inflammatory cells of the brain, the astrocytes and microglia that are implicated in neurodegenerative diseases.

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

Collaboration and IST Agreements

Merck Sharp & Dohme

In September 2020, we entered into a clinical trial collaboration and supply agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co. Inc., Kenilworth, NJ, USA, to test pepinemab in combination with pembrolizumab checkpoint inhibitor in R/M HNSCC patients for first-line treatment, which is the KEYNOTE-B84 clinical trial. We sponsored the investigational new drug application, or IND, for this study and Merck provides Keytruda for the trial. The agreement does not convey rights or a license to Merck to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell pembrolizumab, a Merck compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck. As prespecified in the study protocol, the Company analyzed interim data from the first 36 patients in the study. We expect top-line data in 2024.

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

We sponsored the investigational new drug application, or IND, for this study and Merck KGaA shared in the cost of the trial. A second collaboration was initiated to test pepinemab in combination with avelumab as second line combination therapy for patients with metastatic pancreatic adenocarcinoma (PDAC, TPS4195, NCT05102721). Avelumab is being provided by Merck KGaA, Darmstadt, Germany and Pfizer, Inc. for the PDAC NCT05102721 study. Either party may elect to extend the collaboration to one additional cancer indication under certain circumstances. The agreement does not convey rights or a license to Merck KGaA to either manufacture or sell pepinemab. The agreement also does not convey rights or a license to us to either manufacture or sell avelumab, a Merck KGaA compound. All clinical data, including raw data and results, generated under this agreement will be jointly owned by us and Merck KGaA.

Children’s Oncology Group

In December 2017, we entered into an agreement for an Investigator Sponsored Clinical Trial Agreement, or IST with Children’s Hospital of Philadelphia, or CHOP, on behalf of COG, to provide pepinemab for a Phase1/2 clinical trial to study pepinemab as a single agent in treating younger patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. We provided pepinemab drug and limited funding for clinical laboratory testing of patient samples, but all other clinical trial expenses are funded by the National Cancer Institute, or the NCI, through a grant to COG. CHOP, on behalf of COG, owns the clinical data developed or obtained in connection with this IST, except that we will own data developed by or obtained from us or on our behalf and that Vaccinex and CHOP, on behalf of COG, will jointly own certain pharmacokinetic and pharmacodynamic data and biomarker analysis data. We possess an exclusive right under the agreement to purchase any of the data owned by CHOP. No license rights to pepinemab are conveyed to CHOP, COG or the NCI by this agreement. The study has been completed and a manuscript entitled, “A Phase 1/2 Study of Pepinemab in Children, Adolescents, or Young Adults with Recurrent or Refractory Solid Tumors: A Children’s Oncology Group Consortium Report” has been accepted for publication in Pediatric, Blood and Cancer (2024). Pepinemab was well-tolerated in both children and adolescents and one 8-year-old boy with osteosarcoma had ongoing disease stabilization for greater than 2 years. However, the frequency and duration of objective responses did not support continued development as a single agent.

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

Pepinemab in Alzheimer’s disease

Overview

We are studying pepinemab as a treatment for AD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in AD is based on our prior research of neurodegenerative disease mechanisms, where we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the CNS, and that such activation can be reduced or prevented by treatment with pepinemab. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in AD, HD, progressive MS, and other neurodegenerative disorders.

We believe that neuroinflammation and the mechanism of action of pepinemab is relevant to pathogenesis of AD and other slowly progressive neurodegenerative diseases (e.g., HD, PD, progressive MS). There are, of course, important differences among these diseases in the specific stress-inducing event that initiates pathology and the brain regions affected. The Phase 1b/2 SIGNAL-AD study enrolling patients with mild-AD is currently in progress. Enrollment of 49 patients is complete and topline data is expected in the second half of 2024. Pepinemab could be a promising therapeutic as a single agent, as was observed in HD and described below. Alternatively, it could be employed in combination therapy to augment efficacy and possibly reduce disease related neuroinflammatory effects.

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

SEMA4D Upregulation Signals Neuronal Stress and Triggers Inflammatory Transformation of Astrocytes and Microglia

Although the clinical manifestations of AD clearly indicate neuronal deficits, the close interaction and interdependence of glial cells and neurons allows for the possibility of a glial origin to neuronal pathology by initiating and/or amplifying neuronal dysfunction. We have found SEMA4D is upregulated (i.e., more highly expressed) in neurons of AD patients (Fig. 1).

Astrocytes are among the most numerous cells in the brain equal or greater in number than neurons. A single astrocyte makes numerous connections to other cells through cytoplasmic extensions. These connections allow astrocytes to provide trophic support in the form of growth factors and nutrients to neurons and other brain cells. Among other important astrocyte functions, the blood vessels that feed the brain are 100% covered with specialized cytoplasmic extensions of the astrocyte that express glucose transporter and facilitate uptake of glucose, the main source of energy in the brain, from circulation. In addition, astrocytes are responsible for recycling approximately 80% of the free excitatory transmitter, typically glutamate, released at nerve synapses. This is believed to be an important function to reduce the potential for spurious signals and the danger of excitotoxicity induced by high concentrations of excitatory transmitter that can lead to loss of function and degeneration of post-synaptic neurons. Astrocyte activation is common to a number of different neurodegenerative diseases, including AD, HD and progressive MS. When astrocytes are activated, their cytoskeletons partially collapse, and they lose cell contacts. This can cause loss of trophic support and increased concentrations of excitotoxic transmitters leading to neurodegenerative effects. We observed that astrocytes express high levels of plexin-B1 receptors for SEMA4D. To determine the effect of SEMA4D signaling on astrocytes, we isolated purified rat astrocytes in culture and investigated the effect of adding recombinant SEMA4D. Quantitative measure of the level of polymerized actin, or F-actin, demonstrated that SEMA4D signaling through receptors on astrocytes results in rapid dissolution of 60% of polymerized F-actin, which in turn results in partial collapse of the cytoskeleton and corresponding loss of cell contacts.

Binding of recombinant SEMA4D to cultured human astrocytes triggers receptor-mediated astrocyte reactivity, including changes in astrocyte morphology, expression of key transporters for glutamate recycling and energy metabolism and impairs astrocyte function of glucose uptake (Fig. 2). These results suggested that in the presence of SEMA4D, the ability of astrocytes to perform normal functions, such as the interaction with brain capillaries to facilitate glucose transport, and the ability to cradle synapses with cytoplasmic extensions that express glutamate receptors and that are responsible for recycling 80% of free glutamate, would be degraded. We believe that, in these cases (i) SEMA4D is upregulated as a signal of stress at sites of neuronal injury, (ii) this triggers inflammatory activation of plexin-B1 positive astrocytes in close proximity to neurons, and (iii) astrocytes abandon their normal role in glucose transport and glutamate recycling and, importantly, switch to secretion of inflammatory cytokines. Blocking SEMA4D signaling could, therefore, prevent or reduce disease-associated inflammatory transformation and loss of normal astrocyte functions during neuroinflammatory disease progression in AD. Clinical data from the SIGNAL-HD study described below supports this hypothesis.

Figure 1. SEMA4D is Upregulated in Neurons in AD Patients

Figure 2. Pepinemab (VX15) restores expression of key metabolic transporters and astrocyte function of glucose uptake.

SEMA4D regulates Metabolic Transport

GLUT-1
Integrated Density (AU)
0
20
40
60
80
100
****
****
*
***
Control
SEMA4D
SEMA4D + HuIgG4
SEMA4D + VX15
VX15
MCT-4
Integrated Density (AU)
0
20
40
60
80
****
****
***
Control
SEMA4D
SEMA4D + HuIgG4
SEMA4D + VX15
VX15

Purified human astrocyte cultures
VX15 = pepinemab

Antibody blockade of SEMA4D reverses loss of astrocytic function

Control
Sema4D
Sema4D + VX15 @ 24 hr
Sema4D + hu IgG4 @ 24 hr
Glucose Uptake: normalized FLU (AU)
2.4×10⁴
2.3×10⁴
2.2×10⁴
2.1×10⁴
2×10⁴
1.9×10⁴
ns
*
**
rSEMA4D
antibodies
0 hrs
24hrs
48 hrs

In addition to astrocytes, the second major type of innate inflammatory cells of the CNS is the microglia. We have demonstrated in preclinical studies that SEMA4D activates microglia at the site of demyelinated lesions. We have also demonstrated that SEMA4D inhibits the migration of oligodendrocyte precursor cells, which are capable of repairing damage to demyelinated lesions.

As demonstrated in Figure 3, spinal cord sections were stained for expression of a characteristic marker of oligodendrocyte precursor cells known as NKx2.2. Oligodendrocyte precursor cells (also known as glial progenitor cells) can migrate and differentiate to repair damaged myelin and to replenish astrocytes that together support the function of neurons. It was observed that oligodendrocyte precursor cells are randomly distributed and do not migrate to the site of a demyelinated lesion in control animals (red stained cells in left panel) and are, therefore, unable to repair damage. SEMA4D appears to inhibit migration of these precursors because they do migrate when animals are treated with pepinemab (right panel). In contrast, SEMA4D promotes activation of microglia at the site of lesions as demonstrated by inhibition of activation upon treatment with pepinemab. As illustrated below, in Figures 3 and 4, the left panel represents sections of spinal cord from animals treated with control antibody and the right panel represents similar sections from animals treated with pepinemab. In Figure 3, the sections are stained for NKx2.2 (red), a marker of oligodendrocyte precursors, while in Figure 4, the sections are stained for Iba1 (brown), a marker of microglial activation.

Figure 3. Pepinemab Promotes Migration of Oligodendrocyte Precursor Cells

Figure 4. Pepinemab Inhibits Activation of Microglia

Data in preclinical mouse model of AD

Glial dysfunction and associated neuroinflammation contributes to and amplifies neurodegenerative pathology of neurodegenerative processes involved in AD. Glial activation is coincident with neuronal upregulation of SEMA4D in human AD autopsy brain tissue (Fig. 1), as well as in brains of mouse AD model, CVN (APPSwDI/NOS2-/- ). The CVN mouse incorporates mutations of Aβ precursor protein that are characteristic of familial Alzheimer’s disease (AD) together with a mutation that reproduces conditions of brain inflammation associated with AD. The CVN model displays some of the primary pathologies associated with Alzheimer’s disease: Aβ plaques, hyperphosphorylated tau causing neurofibrillary tangles and cell death (neuronal loss), and consistent spatial memory impairment and neurovascular deficits.

Reactive astrocytes in CVN mice are characterized by changes in morphology and gene expression such as reduced expression of glutamine synthetase (GS), a key astrocytic enzyme required for glutamate neurotransmitter recycling. Treatment with anti-SEMA4D antibody preserved normal astrocyte morphology and GS expression in hippocampal astrocytes of CVN mice. Mice treated with SEMA4D blocking antibody restored levels of inhibitory synapse neurons in CVN mice. In addition to neuropathological changes, SEMA4D antibody treatment significantly reduced deficits in learning and memory observed in the radial arm water maze test to levels observed in wild-type non-diseased mice (Figure 5). These data were published in Journal of Neuroinflammation 19:200 in 2022.

Figure 5. SEMA4D antibody treatment inhibits reactive astrocytes and restores neuronal and cognitive deficits in CVN mouse model of AD.

Completed Phase 1 Clinical Trial for Safety

The safety and tolerability of pepinemab was initially assessed in a Phase 1 dose-escalation clinical trial in MS patients. In November 2014, we completed a multi-center, double-blind, placebo controlled, single-ascending dose Phase 1 safety and tolerability clinical trial of intravenous pepinemab in 50 adult patients with MS. Pepinemab was well tolerated in this Phase 1 clinical trial. No dose-limiting toxicity was found in five cohorts with doses ranging from 1 to 20 mg/kg. Only one serious adverse event has been reported and was deemed unrelated to the study treatment. This same clinical trial also provided quantitative data that allowed us to estimate the half-life of the pepinemab antibody in patients as approximately 20 days. We believe this extended half-life will allow us to treat subjects once a month. We selected HD as our initial indication for pepinemab because of the unmet need in the indication, as well as well-characterized natural history, and nearly 100% diagnostic precision based on presence of mutations. The data from the

Phase 1 MS safety clinical trial has contributed to the safety database to enable initiation of an ongoing Phase 1b/2 clinical trial in AD and a separate completed Phase 2 clinical trial in HD.

The Unmet Medical Need for Alzheimer’s Disease

AD is a multifactorial disease with genetic forms and risk factors but also sporadic presentations, with symptoms typically appearing at age of mid-60’s or later (though early onset AD may occur), and a clinical presentation largely characterized by a progressive cortical dementia manifesting as memory loss, cognitive impairment, and functional decline. AD pathology starts with aggregation of amyloid plaques and deposition of neurofibrillary tangles (tau protein deposits) in the parahippocampal gyrus, and spreads more widely in the temporal lobe and ultimately to other cortical regions with amyloid deposition as well. Recent FDA-approved drugs targeting amyloid are not yet widely available and are associated with significant potential risks. Therefore, treatment remains largely directed towards management of symptoms and improving quality of life.

According to the Alzheimer’s Association, an estimated 6.9 million Americans age 65 and older are living with Alzheimer's in 2024. Seventy-three percent are age 75 or older. As the size of the U.S. population age 65 and older continues to grow, so too will the number and proportion of Americans with Alzheimer's or other dementias. By 2050, the number of people age 65 and older with Alzheimer's may grow to a projected 12.7 million, barring the development of medical breakthroughs to prevent or cure AD. Dementia care is a complex maze with interactions between primary care providers, specialists, social services, medication management and caregiver support. Navigating this maze is difficult and often frustrating for people living with Alzheimer's or other dementia and their caregivers. The development of a disease-modifying therapy could encourage patients to seek out treatments.

Current Approaches to the Treatment of Alzheimer’s Disease

The current competitive landscape in AD offers medications that are aimed at treating the symptoms of the disease. Cholinesterase inhibitors, including Donepezil (Aricept®), Rivastigmine (Exelon®), Galantamine (Razadyne®) and glutamate regulators including Memantine (Namenda®) can be prescribed to treat symptoms related to memory and thinking. Patients experiencing non-cognitive symptoms, such as sleep disturbances or agitation may be prescribed Suvorexant (Belsomra®) or Brexpiprazole (Rexulti®) respectively. These drugs are modestly effective and may cause a host of side effects including serious side effects of increased risk of death in older adults with dementia-related psychosis, as well as nausea, loss of appetite, headache, confusion, dizziness, impaired alertness and motor coordination, worsening of depression or suicidal thinking, complex sleep behaviors, sleep paralysis, compromised respiratory function. Therefore, the need for disease modifying therapies that can reverse or stop the underlying pathology of the disease is considered the most important area of need in the AD space. In AD, many trials of therapies aimed at lowering amyloid or tau have had mixed results though these trials have led to regulatory approval of two monoclonal antibodies, Aduhelm® or aducanumab in 2021 and Leqembi ® or lecanemab in January 2023. Nonetheless, these therapies are modestly effective, not widely available, and are associated with significant potential risks (e.g. amyloid-related imaging abnormalities). While specific disease mechanism targeting therapies for neurodegenerative disorders remain critical, therapies that target common alternative mechanisms such as neuroinflammation may offer meaningful benefits.

Our Approach to Alzheimer’s Disease

We are studying pepinemab for the treatment of early AD. We believe SEMA4D impacts the pathology of AD through multiple mechanisms, making SEMA4D a promising target for therapeutic development in this disease. Our primary goal is to develop a treatment that will prevent or delay the progress of, or reduce the symptoms of, the disease in patients with early Alzheimer’s dementia.

Pepinemab in Huntington’s Disease

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

Our Approach to Huntington’s Disease

We believe SEMA4D impacts the pathology of HD through multiple mechanisms, making SEMA4D a promising target for therapeutic development in this disease. While we have paused our research efforts for HD as we focus our efforts on AD, our primary goal for HD is to develop a treatment that will prevent or delay the progress of, or reduce the symptoms of, the disease in early manifest patients.

Clinical Development of Pepinemab in Huntington’s Disease

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

HD is based on a single mutated gene, and transgenic animals have been engineered to express this gene and such animals are found to reproduce many symptoms similar to those of the human disease. We and our academic collaborators evaluated the pepinemab antibody as a potential therapy in the yeast artificial chromosome, or YAC, transgenic mouse model that expresses full-length mutated human huntingtin gene, or YAC128, and reproduces many of the characteristic signs and symptoms of HD. Starting at six weeks of age, YAC128 and normal wild type, or WT, control mice received either pepinemab or isotype-control antibodies weekly for 47 weeks. Before the mice reached 12 months of age, behavioral assessments and tissue analyses were performed to determine any benefits from treatment with the pepinemab antibody. As illustrated below in Figure 6, the results demonstrated a significant reduction in the loss of cortical and white matter volume in the brain of the transgenic animals. Loss of brain volume is a characteristic neuropathology in these animals that is also observed in both HD and progressive MS patients.

Figure 6. Pepinemab Treatment Significantly Inhibits Cortical and Corpus Callosum Degeneration in Brains of YAC128 Mice

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

In another cognitive test, investigators found that pepinemab antibody treatment improved spatial memory in a novel object location test in the YAC128 mouse model of HD. Mice are naturally curious and if an object is placed in their cage, they will investigate it through nose probes, or “sniffing.” As demonstrated in Trial 1 in Figure 7, if two different shaped objects are placed at one end of the cage, they investigate both equally because both objects are novel. As demonstrated in Trial 2 in Figure 7, if the mouse is removed and one of the objects is relocated to the opposite end of the cage, then when the same mouse is reintroduced, it will preferentially investigate the object in the now novel location. This is illustrated in the WT control group of Figure 7, where the ratio of investigating the two different objects is represented by the white bars for Trial 1 and by the grey bars for Trial 2. However, as illustrated in YAC128 control group, if this same sequence of trials is performed with YAC128 mice, the ratio of investigating the two different objects is indistinguishable in Trial 1 and Trial 2. This suggests that these mice do not remember which location is old and which location is novel. In contrast, as illustrated in YAC128 anti-SEMA4D group, if YAC128 mice have been treated with pepinemab, then these mice show a memory trial performance indistinguishable from WT control mice. The data suggest that pepinemab may improve the working spatial memory deficits that are found in some neurological disorders such as HD and AD.

Figure 7. Pepinemab May Improve Spatial Memory in the YAC128 Mouse Model

Control WT mice preferentially explore an object in a novel location, while untreated YAC128 mice do not. Treatment of YAC128 with pepinemab antibody preserved this WT behavior.

SEMA4D is Progressively Upregulated during HD progression

Although the clinical manifestations of HD clearly indicate neuronal deficits, the close interaction and interdependence of glial cells and neurons allows for the possibility of a glial origin to neuronal pathology by initiating and/or amplifying neuronal dysfunction. We have found that during underlying disease progression in HD transgenic mice, SEMA4D is upregulated (i.e., more highly expressed) in neurons (Fig. 8). We have observed similar upregulation of SEMA4D in neurons at progressive stages of disease in HD patient autopsy specimens (Fig 9). As described above, blocking SEMA4D signaling could prevent or reduce disease-associated inflammatory transformation and loss of normal astrocyte functions during HD progression. In the case of HD, neuronal stress might be the result of accumulation of aggregates of mutant huntingtin protein. We believe that neuronal stress in other slowly progressive neuroinflammatory and neurodegenerative diseases such as Alzheimer’s may follow from a different physiological cause but result in similar inflammatory response.

Figure 8. SEMA4D is Progressively Upregulated in NeuN+ Neurons of HD Mice

•
SEMA4D expression is upregulated in HD mice as disease progresses, compared to low expression in wild type, or WT, control.
•
SEMA4D is upregulated early in disease, prior to onset of symptoms, which occurs at approximately 5 months of age in Q175 HD transgenic mice.
•
SEMA4D co-localizes with NeuN+ neurons.

The figure above shows NeuN/Sema staining of the retrosplenial cortex region of the Q175 knock-in mouse model of HD and age-matched WT littermate controls. Representative images are shown from analysis of three mice per time-point. M in this figure represents months of age. Figure 1 in Evans et al., Journal of Neuroinflammation 19:200 (2022)

Figure 9. SEMA4D is Upregulated in Neurons during Underlying HD Progression in Patients

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

Topline data for the SIGNAL study was released in September 2020 and followed by a more detailed report at medical conferences on October 30, 2020, April 30, 2021 and September 10, 2021 and publication of full study results in Nature Medicine 28:2183-2193 in 2022. As with any well-designed phase 2 study, the main goal of the SIGNAL study was to identify a patient population that can benefit from the selected treatment and to characterize endpoints that can be employed to evaluate treatment benefit in this population. Although the study did not meet pre-specified co-primary endpoints, we believe that evidence of treatment benefit to patients is reflected in key cognitive assessments for the total population as well as in CGIC scores of patients who were somewhat more advanced in disease progression at the time of enrollment, support continued development of pepinemab in both HD and potentially other slowly progressive neurodegenerative diseases, including AD, that are characterized by cognitive decline, brain atrophy and reduced metabolic activity. Key observations from pre-specified and post-hoc analyses include:

•
Pre-specified exploratory volumetric MRI analysis of brain in patients with early manifest disease demonstrate treatment related reduction in brain atrophy. In addition, FDG-PET imaging shows increased brain metabolic activity (Figure 10).
•
Significant treatment benefit for pepinemab as reflected in the HD-Cognitive Assessment Battery (HD-CAB) Composite Index (Figure 11).
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

Figure 10: Pepinemab reverses decline in FDG-PET in Early Manifest HD patients

Figure 10 shows graphical representations of changes in FDG-PET signal as a percentage of baseline over the full 18-month treatment period for different brain regions of interest including at the top composite scores for an extended frontal lobe and composite cortical regions. Statistically significant differences between pepinemab and placebo are indicated by an asterisk (*) p-value of less than 0.05 as reported in Nature Medicine (2022), 28(10):2183-2193.

As seen in the left panel of Figure 10, FDG-PET SUVR declines over 18 months across almost all brain regions in the early manifest HD patient population. This decline is reversed by pepinemab treatment in most cortical regions but, importantly, not in striatum (caudate and putamen). Decline in FDG-PET has been variously attributed to either reduced glucose uptake by reactive glial (mostly astrocytes) and to loss of energy intensive synaptic activity due to neurodegeneration. We suggest that under conditions of widespread change between astrocyte homeostatic and reactive states, the observed decline in FDG-PET SUVR in cortical regions and its reversal by pepinemab treatment is due to effects on SEMA4D-dependent astrocyte reactivity. However, in striatum, a brain region known to undergo neurodegeneration early during HD-progression at a rate 4 times greater than other brain regions, it appears that decline in FDG-PET SUVR may be predominantly associated with degeneration due to direct effects of toxic forms of mutant huntingtin that are not SEMA4D-dependent and, therefore, not reversed by pepinemab. This suggests a two-stage model of neurodegenerative pathology. An initial mutant huntingtin-dependent (or, in AD, Aβ amyloid or Tau-dependent) phase that damages neurons and leads to upregulation of SEMA4D followed by a SEMA4D-dependent neuroinflammatory phase that significantly amplifies and aggravates damage.

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

As previously reported for AD, onset of symptomatic disease is associated with loss of “learning effects”. It is, therefore, of particular interest that patients with early manifest HD do not show the improvement in performance on sequential administration of HD-CAB that is evident in cognitively normal late prodromal subjects (Figure 11). Importantly, the ability to learn from experience is restored and HD-CAB performance improves in early manifest patients during the first six months of pepinemab treatment. We suggest that “learning” is intrinsically significant to patients and could serve as a surrogate endpoint reasonably likely to predict clinical benefit. This is an important consideration for design of a possible future phase 3 study.

Figure 11: Pepinemab treatment restores significant “Learning” effects detected by HD-CAB.

Figure 11: Pepinemab treatment improves cognitive scores of HD Cognitive Assessment Battery (HD-CAB) composite in HD subjects with early manifest disease. The difference between placebo and pepinemab treatment was significant, with a one-sided p-value = 0.007. Note: no change is observed in late prodromal group with pepinemab treatment as reported in Nature Medicine (2022), 28(10):2183-2193.

In view of the two-stage model of neurodegenerative pathology suggested by differential effects of pepinemab treatment on FDG-PET in cortical regions vs striatum during early HD progression, we considered whether cognitive treatment effects might be most evident in patients with early evidence of cognitive decline. Analysis of the effect of treatment on HD-CAB was, therefore, stratified by the Montreal Cognitive Assessment (MoCA) score at baseline. As seen in Figure 12, a significant treatment effect (p=0.056) was observed in the MOCA<26 subgroup (cognitive deficit) during the first 6-months of treatment but was not discernible in the MoCA≥26 subgroup (normal cognition).

Figure 12: Significant HD-CAB treatment effects as early as 6-months in the HD patient subpopulation with early signs of cognitive deficits (MoCA<26).

Nature Medicine (2022), 28(10):2183-2193.

Pepinemab in Cancer

Overview

We have studied pepinemab as a treatment for advanced solid tumors, including NSCLC, HNSCC and PDAC. Our preclinical data suggests that blocking of SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. We initiated the CLASSICAL–Lung clinical trial of pepinemab in combination with avelumab, a checkpoint inhibitor of the PD-1/PD-L1 pathway, in October 2017 in patients with NSCLC who have not been previously treated with immunotherapy and in patients who have failed prior immunotherapy. Near topline data for the CLASSICAL–Lung clinical trial was reported at ASCO in June of 2020 and a manuscript reporting the results was published in Clinical Cancer Research April 5, 2021; DOI: 10.1158/1078-0432.CCR-20-4792. Clinical trials in HNSCC and PDAC are ongoing.

The Role of SEMA4D in Cancer

As illustrated in Figure 13, we have demonstrated in preclinical research that many tumors express a high concentration of SEMA4D at the invasive tumor margin, the growing edge of the tumor, creating an apparent barrier.

Figure 13. SEMA4D Expression Concentrated at Tumor Growing Edge

Low magnification images show intense SEMA4D staining at the invasive tumor margins (brackets) of colorectal and breast tumors in mice.

In preclinical studies, we have also determined that treating tumor-bearing animals with anti-SEMA4D antibody leads to breakdown of this gradient of SEMA4D expression as shown in Figure 14. This made it possible to determine whether the SEMA4D “barrier” inhibits infiltration of tumoricidal immune precursor cells into tumors.

Figure 14. Pepinemab Breaks Down SEMA4D Barrier in Colon26 Tumor

As illustrated in Figure 15, treating tumor-bearing animals with anti-SEMA4D results in enhanced infiltration of CD8+ T cells into the tumor. Figure 16 shows that this enhanced infiltration results in a statistically significant increase in both the total number of CD3+ T cells and CD8+ T cells and in tumor-specific CTL among tumor-infiltrating lymphocytes, or TIL, recovered from the mice treated with anti-SEMA4D antibody as compared to mice treated with a control antibody.

Figure 15. Anti-SEMA4D Antibody Increases Cytotoxic T Cells in Tumor

Figure 16. Anti-SEMA4D Antibody Enhances Tumor-specific Cytotoxic TIL

In addition to increased infiltration of T cells, infiltration of other functionally important immune cells, including cells expressing the CD11c marker and/or the F4/80 marker of antigen presenting cells, or APC, are also increased as illustrated in Figure 17.

Figure 17. SEMA4D Gradient at Invasive Tumor Margin Regulates Migration and

Maturation of Antigen Presenting Cells

Anti-SEMA4D treatment enhances infiltration of pro-inflammatory cells.

Importantly, as illustrated in Figure 18, the change in cell populations induced by anti-SEMA4D treatment enhances secretion of tumoricidal cytokines (IFN γ, TNF α) and chemokines (CXCL9) that recruit activated CTL while simultaneously reducing secretion of molecules that promote infiltration of immunosuppressive cells (MCP-1, CXCL1, CCL17). This results in increased APC and CTL that can give rise to tumoricidal effects and reduces cells such as regulatory T cells, or Tregs, Myeloid Derived Suppressor Cells, or MDSC, and M2 type Tumor Associated Macrophage, or TAM, that express the characteristic CD206 marker (Figure 17). Neutralizing SEMA4D with anti-SEMA4D antibody, therefore, results in greater immune infiltration as illustrated in Figures 15-17 and has the potential to give rise to greater tumor destruction. This is consistent with the Phase 1 clinical trial of pepinemab as a single-agent cancer therapy in patients with solid tumors (e.g., colorectal, breast, lung, renal and bladder cancers) in which patients with higher levels of circulating B and T cells were observed to have longer progression-free survival. We believe the level of circulating B and T cells is a surrogate marker for residual immune competence in these heavily pre-treated patients.

Figure 18. Anti-SEMA4D Treatment Shifts the Balance of Cytokines and Chemokines in the Tumor Microenvironment

Anti-SEMA4D treatment enhances secretion of tumoricidal Th1 cytokines (IFN γ, TNF α) and chemokines (CXCL9) that recruit activated cytotoxic T lymphocytes (CTL), while reducing chemokines that promote infiltration of immunosuppressive cells (MCP-1, CXCL1, CCL17).

As illustrated in Figures 19A and B, we have also demonstrated in mouse models of colorectal and head and neck cancer that the pepinemab antibody amplifies the benefits of other treatments that increase anti-tumor immunity, including, in particular, the checkpoint inhibitors anti-CTLA-4 and anti-LAG3. Five separate studies performed by us showed tumor regression on average of approximately 80% and as high as 100% of mice in the colorectal tumor model (Figure 19A). We understand this synergy as the combined effect of an agent, anti-CTLA-4, which allows increased expansion of tumor-specific T cells in tumor draining lymph nodes and anti-SEMA4D that increases infiltration of these expanded T cells into tumor. Checkpoint inhibitors may also increase T cell activity intratumorally. Similar benefits are seen in the head and neck cancer model and in a colon cancer model in combination with anti-LAG3 (Figure 19B).

Figure 19A. Combination Treatment with Anti-CTLA-4 and Anti-SEMA4D in a Colorectal Tumor

Single agent treatments (anti-SEMA4D and anti-CTLA-4) induce a modest inhibition of tumor growth but act synergistically in combination (anti-CTLA-4 + SEMA4D) to cause tumor regressions.

Figure 19B. Anti-SEMA4D Antibody Enhances Activity of Immune Checkpoint Antibodies:

Combination with anti-CTLA-4 and with anti-LAG3 in Preclinical Cancer Models

anti-CTLA-4 Combination with Pepinemab in Head & Neck Cancer (collaboration with NIH)	anti-LAG3 Combination with Pepinemab in Colon Cancer

The Unmet Medical Need for Cancer

Cancer is a leading cause of death worldwide. Cancer follows only heart disease as the leading killer in the U.S. The American Cancer Society estimated that in 2024 approximately 2 million Americans would be diagnosed with cancer and 611,720 would die from the disease.

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

In addition to the immune-mediated mechanism of action of pepinemab described above, there is an independent mechanism of action relevant to certain tumors that express both the plexin-B1 receptor for SEMA4D and an oncogenic membrane receptor kinase, ErbB-2 or MET. We and others have shown that the crosslinking of membrane associated PLXNB1 receptors by SEMA4D can transactivate the two oncogenic membrane receptor kinases, ErbB-2 and MET. ErbB-2 is also known as human epidermal growth factor receptor 2, or HER2, the target of the immunotherapy Herceptin ® (trastuzumab). ErbB-2 and MET membrane receptor kinases are oncogene products, which when transactivated are known to play an important role in the development and progression of certain types of cancers. Both SEMA4D and its PLXNB1 receptor are over-expressed in a wide array of tumor types, such as breast, lung, colorectal, pancreatic, ovarian, head and neck cancer and sarcoma. SEMA4D is also produced by inflammatory cells present in certain tumor microenvironments and has been shown in genetic studies to be a key oncongenic factor in osteosarcoma. As illustrated in Figure 20, we have demonstrated in preclinical animal models that blocking SEMA4D from crosslinking its PLXNB1 receptor by treatment with pepinemab induces regression of a PLXNB1/ErbB-2 double positive tumor even when administered as a single agent.

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

Figure 20. Treatment of PLXNB1 and ErbB-2 Double Positive Mammary Carcinoma with Anti-SEMA4D Delays Tumor Growth

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

Completed Phase 1 Clinical Trials

In October 2014, we completed a two-center, open-label, multiple-dose, dose-escalation, non-randomized, Phase 1 safety and tolerability clinical trial of intravenous pepinemab in adult patients with advanced solid tumors, such as colorectal, breast, lung, renal and bladder cancers. As illustrated in Figure 21, it was observed that some patients had relatively greater benefit from pepinemab treatment as demonstrated by extended progression-free survival. This was directly correlated to the level of circulating immune cells, a surrogate marker of immune competence. This is consistent with our understanding of the immune-mediated mechanism of action of pepinemab which enhances immune cell traffic and tumor infiltration but does not alone increase the level of circulating immune cells. Our scientific rationale for combining pepinemab with an immunomodulatory therapy is to increase the number of patients who have a sufficiently strong immune response so that they can benefit from the ability of pepinemab to direct these immune cells into the tumor.

Figure 21. Correlation of Immune Cell Number versus Duration of Progression-Free Survival.

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

Head and Neck Cancer

We believe another mechanism of action of anti-SEMA4D antibody that complements and enhances the effects described above of increased tumor penetration by antigen presenting cells and enhanced infiltration of CD8+ T-cells is reduced accumulation and activity of myeloid derived suppressor cells, or MDSC. This was also demonstrated in a preclinical model of head and neck cancer, the MOC1 carcinoma. In preclinical models, these changes in MDSC accumulation and function resulted in enhanced T-lymphocyte tumor antigen-specific responses in combination with either CTLA-4 or PD-1 targeted immune checkpoint inhibitors. MDSC appear to play a particularly important role in immune evasion in certain cancer indications, notably including HNSCC, by inhibiting the activity of cytotoxic T-cells. We have observed relatively few MDSC in NSCLC in our SIGNAL trial, as compared to results observed in HNSCC biopsies. As a result of these contrasting observations in HNSCC and NSCLC, we have entered into a collaboration with Merck Sharp & Dohme to initiate a combination phase 2 study of pepinemab with pembrolizumab (also known as KEYTRUDA™) in first-line recurrent and metastatic HNSCC. We initiated this study in the second half of 2021. As prespecified in the study protocol, the Company analyzed interim data from the first 36 patients in the study evaluating pepinemab and KEYTRUDA™ in immunotherapy naïve patients with recurrent or metastatic head and neck squamous cell carcinoma (HNSCC). The study was based on preclinical and clinical studies demonstrating that antibody blockade of semaphorin 4D (SEMA4D) in combination with immune checkpoint inhibitors (ICI) promotes infiltration of CD8+ cytotoxic T cells and inhibits the recruitment and function of myeloid derived suppressor cells (MDSC) in tumors, enabling enhanced ICI efficacy. The study results showed that pepinemab in combination with KEYTRUDA™ resulted in an approximately 2X increase in objective responses (ORR) and median progression free survival (PFS) in patients with hard-to-treat PD-L1-low tumors, those with combined positive score <20 (CPS<20), compared to historical response rates for ICI monotherapy in this population. ORR for the CPS<20 population was 21.1% with median PFS of 5.79 months, which is almost 2X that of historical response to checkpoint monotherapy in this population, ORR 11.9% and PFS 2.2 months. In contrast, patients in the CPS>20 subgroup (n=17) responded similarly to historical ICI monotherapy data. Biopsy data suggest that treatment-induced formation of highly organized lymphoid aggregates, tertiary lymphoid structures (TLS), correlate with disease control. TLS are characterized by a high density of B cells, antigen-presenting dendritic cells and activated T cells including stem-like TCF-1+, PD-1+, CD8+ T cells whose expansion and differentiation has previously been shown to be central for response to checkpoint inhibitors. The safety of pepinemab in combination with KEYTRUDA™ is regularly reviewed by an independent safety committee and has to date been found to be well tolerated.

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

By leveraging the advantages of our ActivMAb platform over alternative virus-like particles (VLPs) and bacterial and yeast-based technologies, we believe that this technology can be the basis for building a significant pipeline of therapeutics antibodies against unique targets in multiple disease indications. Our product candidate VX5 was generated by our ActivMAb platform, and is a high-affinity, human IgG1 antibody to CXCL13, a chemokine that induces development of lymphoid tissue. VX5 has initiated IND-directed development for the treatment of MS and potentially for other autoimmune disorders.

ActivMAb also provides an “Antigen Virus” application, a potential tool to improve antibody development for high complexity, hard-to-drug targets, such as G-protein coupled receptors (GPCRs) and ion channels. This technology, allows the direct incorporation of properly folded, complex multi-pass membrane proteins into specially designed poxviruses. We believe based on our rigorous evaluation that the ActivMAb system can readily generate functional and properly folded complex proteins that can be used for selection of novel, high value, antibody therapeutics.

We currently have active collaborations with three major pharmaceutical and biotech companies, and six strategic relationships with other antibody service providers, and we are exploring additional opportunities to enhance marketing and commercialization of this asset.

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

Importantly, ActivMAb’s new “Antigen Virus” application is a powerful complement to drug discovery strategies targeting complex protein targets including ion channels and G-protein coupled receptors (GPCRs) such as chemokine receptors. Specific membrane targets are also key to development of antibody drug conjugates (ADC) for cancer. The ActivMAb system enables expression of functional, properly folded complex proteins on the relatively simple membrane of a mammalian virus. We believe that this is a much more highly purified presentation and efficient selection technology than the complex natural membrane fragments that have been termed virus-like particles.

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

Discovery Collaborations with Third Parties

General Terms of Master Agreements

We have offered the ActivMAb platform as a discovery tool to third parties since 2014. We currently make ActivMAb available directly and through Science Exchange, Inc., which is an internet-based supplier orchestration platform. We enter into separate master agreements with each client that generally provide for one or more target molecules for antibody selection. The client provides sufficient quantities of antigens or a cDNA sequence for use in each program, and we use our ActivMAb platform to select human monoclonal antibodies against the antigen that substantially comply with the applicable program requirements set forth in the master agreement. Pursuant to each agreement, we may receive a technology access fee and research payments and are eligible to receive a success fee.

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

Pursuant to these antibody selection agreements, we will own (i) all inventions and know-how discovered, developed, made, conceived or generated in the course of or as a direct result of the activities conducted under a discovery program that relate to the construction of immunoglobulin gene libraries or the process for the selection of monoclonal antibodies from such libraries and (ii) any and all antibodies generated under the discovery programs.

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

ActivMAb is a proprietary discovery platform developed by Vaccinex with unique capabilities for multi-pass membrane targets such as G-protein-coupled receptors (GPCRs). The ActivMAb technology has multiple applications including: complex membrane antigen expression and presentation, antibody and antigen discovery, directed evolution and protein optimization. We also have entered into a number of collaborations for using ActivMAb to express complex antigens for antibody discovery in the clients’ labs. These antigen-virus agreements are done under a fee for service arrangements with no milestones or downstream payments to Vaccinex. Vaccinex is paid upon delivery of the agreed upon materials.

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

In November 2017, we entered into an agreement with Surface Oncology to select antibodies against two target antigens, including an undisclosed human multi-pass membrane protein. We delivered the selected antibodies in the second quarter of 2019 and Surface Oncology exercised its option to exclusively license two antibodies targeting one of the antigens from us for research purposes and purchased its option for an exclusive product license of antibodies targeting the other antigen in the third quarter of 2019. Surface Oncology has sublicensed this exclusive research license agreement to Coherus which is actively continuing phase 1/2 development. In 2019, we successfully completed antibody discovery campaigns with TWIST Bioscience Corporation, or TWIST, pursuant to which we shipped antigen particles to TWIST for use with its antibody libraries, and a protein engineering project with Heptares Therapeutics, Ltd. We delivered antibodies to Catalent Pharma Solutions, or Catalent, as part of our ongoing antibody drug conjugate, or ADC, collaboration described below. More recently, we have entered into collaborations with three major pharmaceutical and biotech companies, and six strategic relationships. We believe this technology addresses an important unmet need and offers multiple opportunities for pipeline expansion and collaboration.

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

Manufacturing

We currently do not own or operate manufacturing facilities. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third-party contract manufacturing organizations, or CMOs, for the manufacture of our product candidates for clinical trials. Catalent is responsible for the manufacturing of pepinemab for use in clinical trials, and we use other third-party CMOs for other aspects of the manufacturing process. We may elect to pursue other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization. We have no manufacturing needs and do not expect future manufacturing needs related to our ActivMAb Antibody Discovery platform.

Commercialization

We have not established sales, marketing or product distribution operations related to our clinical product candidates. We generally expect to retain some commercial rights in the United States for our clinical product candidates for which we may receive marketing approvals. We also expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize pepinemab, upon approval, in other indications and any other products that we develop and obtain approval for in markets outside the United States. We have begun and intend to continue to explore additional opportunities to enhance marketing and commercialization efforts in our ActivMAb Antibody Discovery Platform.

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

To the extent we are successful in developing pepinemab, we believe we would compete with products that utilize a different mechanism of action, particularly with respect to AD because to date there are no widely available preventative therapeutic treatments for AD. Our strategy of targeting neuroinflammation in the brain with an antibody that blocks inflammatory activation of astrocytes differs from strategies that specifically target amyloid or tau including recent approvals of Aduhelm® or aducanumab in 2021 and Leqembi ® or lecanemab in January 2023, as well as others under development by Eli Lilly, Roche, Biogen, among others. To the extent we are successful in developing pepinemab, we believe we would compete with products that utilize a different mechanism of action in HD because to date there are no marketed preventative therapeutic treatments for HD. Our strategy of targeting neuroinflammation in the brain with an antibody that blocks inflammatory activation of astrocytes differs from genetic strategies that specifically target the Huntington mutation, such as antisense oligonucleotide-based gene therapies under development by Roche and WAVE Life Sciences, among others, and adeno-associated virus-based gene therapies under development by uniQure and Voyager Therapeutics, among others. We believe that pepinemab has potentially broader applicability to other neurodegenerative diseases, such as HD and Progressive MS, than these other approaches. Given that pepinemab has been well-tolerated in clinical trials to date and has not evidenced concerning toxicity as a single agent, there may also be opportunities for combination therapy with agents based on a different mechanism of action.

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

In addition, the portfolio also includes two U.S. and corresponding PCT applications, one of which is wholly owned by Vaccinex and one of which is co-owned by Vaccinex and the University of Central Florida or UCF. The anticipated expiration date of the Vaccinex wholly owned applications is in 2042; the expiration date of the co-owned applications is in 2043. The US and PCT applications that are wholly owned by Vaccinex disclose and include claims directed to methods for predicting the response to treatment of a subject with a neurodegenerative disorder with an anti-SEMA4D antibody based on the subject’s cognitive and/or functional impairment assessment scores. The Vaccinex/UCF co-owned applications disclose and claim a combination therapy for the treatment of Huntington’s disease which comprises antagonist of SEMA4D and a HTT-lowering agent.

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

The portfolio further includes three VX5-related patent families wholly owned by us. The first, directed to the VX5 composition and related methods, has a projected expiration date of September 2031. This family is granted in Australia, Brazil, Canada, China, Europe (validated in Belgium, Switzerland, Germany, Denmark, Finland, France, the United Kingdom, Ireland, the Netherlands, Norway, and Sweden), India, Japan, Mexico, New Zealand, Singapore, South Korea, and the United States (two patents), and is pending in the United States. The application includes claims directed to antibodies, nucleic acids, vectors, cells and polypeptides, as well as methods for neutralizing CXCL13, and methods of treating autoimmune diseases or inflammatory diseases. The second family, directed to methods of treatment of B cell-mediated inflammatory diseases, e.g., Sjogren’s syndrome, has a projected expiration date of March 2033. This family is granted in the United States, Australia, Canada, China, Europe (validated in German, France, and the United Kingdom), Japan, Korea, and New Zealand. The third family, directed to methods for increasing mucosal IgA levels, has a projected expiration date of January 2034. It is granted in the United States, Canada, China, Japan, Australia, Europe (validated in Germany, France and the United Kingdom), Japan, New Zealand and South Korea. A fourth VX5 patent family was filed in 2021 and is jointly owned by Vaccinex and Imperial College Innovations Limited. This patent family describes and claims use of CXCL13 blocking antibody to promote peripheral nerve regeneration. Any patents that issue in this patent family have a projected expiration date of June 2042. This family includes a granted U.S. patent and pending applications in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Russia, Singapore, and South Africa.

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

The federal Physician Payments Sunshine Act, implemented as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to direct or indirect payments and other transfers of value to physicians and certain ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

In the U.S., for example, the Patient Protection and Affordable Care Act, as amended, or ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and, annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products.

Additionally, it is unclear whether the ACA will be overturned or further amended. We cannot predict what effect further changes to the ACA would have on our business. Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted, including the Budget Control Act of 2011, which includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers, which began in April 2013 and will remain in effect through 2031 unless additional Congressional action is taken. In 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning in 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida's Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Additionally, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

We expect that healthcare reform measures that have been or in the future may be adopted, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm any future revenue generation. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals, if any, of our product candidates may be. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Environmental and Safety Regulation

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2023, we had 37 full-time employees and 3 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe our relationship with our employees is good.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2001. Our website address is www.vaccinex.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

We operate in rapidly changing business environments that present numerous risks, many of which are driven by factors we cannot control or predict. You should carefully consider the risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes. We cannot assure you that any of the events discussed below will not occur. These events as well as additional risks and uncertainties we are unaware of, or currently believe are not material, could have a material and adverse impact on our business, results of operations, financial condition and cash flows.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

•
Risks Related to Our Financial Position and Capital Needs
o
We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
o
We currently have very limited product revenue and may never achieve or maintain profitability.
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
o
We may not be able to pay our liabilities and obligations when due.
•
Risks Related to Our Business and Industry
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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the years ended December 31, 2023, and 2022, we reported a net loss of $20.3 million, $19.8 million, respectively. As of December 31, 2023, and 2022, we had an accumulated deficit of $339.9 million, and $319.7 million, respectively.

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

We currently have very limited product revenue and may never achieve or maintain profitability.

To date, we have only generated very limited revenue from our ActivMAb product and have not generated any revenue from our product candidates in our SEMA4D Antibody Platform. Our ability to generate product revenue and become profitable depends on a number of factors, including, but not limited to, our ability to:

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $17.2 million and $19.1 million for the years ended December 31, 2023 and 2022, respectively, and an accumulated deficit of $339.9 million and $319.7 million as of December 31, 2023 and 2022, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. In September 2020, we filed a prospectus supplement related to open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies. On May 19, 2023, the Company filed a prospectus supplement under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,391,000 through the Open Market Sale AgreementSM. In 2023 and 2022, 3,409 and 15,188 shares, respectively, were sold through the Open Market Agreement for proceeds of $0.3 million and $3.6 million, respectively, net of commission.

During the year ended December 31, 2022, the Company recorded as revenue $175,000 in proceeds from its $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. As of December 31, 2022, this award was fully funded.

On May 8, 2020, we received a loan for approximately $1.1 million under the Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). However, the PPP Loan was only sufficient to fund our payroll and other eligible expenses for a limited period of time. On November 8, 2021 we were granted loan forgiveness of $876,171 by the SBA. The remaining balance of the loan will be paid in monthly installments of $6,333 through April 2025.

During the year ended December 31, 2023 the Company completed private placements of our common stock and warrants to purchase common stock to various investors for gross proceeds of $6.3 million.

During the year ended December 31, 2022 the Company completed private placements of our common stock to various investors for gross proceeds of $13.5 million.

Even with the arrangements described above, we will need to complete additional financing transactions in order to continue operations. These arrangements may also not be sufficient in the near-term. Given, among other things, the current economic uncertainty associated with the inflationary environment, and our recent stock price performance, our arrangement with Jefferies and other financing strategies we may pursue may not be sufficient to fund our operations in the near term. There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or on favorable terms.

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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss, or NOL, carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL and credit carryforwards could be limited depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. As of December 31, 2023, we had federal NOLs of $297.7 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, generally limited utilization of losses generated after 2017 to 80% of future annual taxable income. Any such limitations or disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

We may not be able to pay debt and obligations when due.

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program. On November 8, 2021 we were granted loan forgiveness of $876,171 by the SBA. The remaining balance of the loan will be paid in monthly installments of $6,333 through April 2025.

Our business is not expected to generate sufficient cash flow from operations in the future sufficient to pay our debt at maturity, or earlier, if certain events of default occur. Accordingly, we expect to have to raise additional capital in the future, either through restructuring debt, or obtaining additional equity capital, or pursuing other alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness depends on our future performance and capital raising activities, which are subject to economic, financial, competitive and other factors beyond our control.

Risks Related to Our Business and Industry

We may choose not to continue to pursue our clinical trial evaluating pepinemab for the treatment of Alzheimer’s Disease and, if we do continue to pursue trials for the treatment of Alzheimer’s Disease, the development pathway is uncertain, which may make development more unpredictable or difficult than we currently expect.

We initiated a clinical study of pepinemab as a potential treatment for AD in late 2020. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. It is anticipated that all 49 participants will have completed 12-months of treatment by June 30, 2024, and SIGNAL-AD topline data will be reported in the second half of 2024. Based on the Phase 1b/2 results we may not continue to pursue clinical development for this indication. If we cease to pursue the AD indication, we may pursue clinical development of our other indications for pepinemab, which require significant additional development resources. Pursuing these other indications will take a significant amount of time and capital to pursue and may not ultimately be successful. This may require that we seek an early partnership or license selected assets to advance our business efforts.

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

Pepinemab is our most advanced product candidate, and we are focused on developing it for AD, HNSCC, and PDAC. Additionally, third party investigators are studying pepinemab investigator-sponsored trials, or ISTs, is evaluating pepinemab in breast cancer and melanoma as well as in “window of opportunity” studies in other indications. We do not have control over how the ISTs are conducted or designed. These ISTs may identify adverse reactions associated with our product candidates. Any problems that arise in development of pepinemab for one indication, or in one trial, may have an adverse effect on the development of pepinemab for other indications and could cause us to cease development of pepinemab altogether. Similarly, as part of our SEMA4D antibody platform strategy, we intend to also develop pepinemab in additional neurodegenerative disease and cancer indications. Any adverse result or event that causes us to cease developing or limits our development of pepinemab would have adverse effects on our existing business, as well as our future prospects.

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
•
the federal Physician Payment Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as certain ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers in those jurisdictions; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers, and others restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; other states and cities require identification or licensing of sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Despite the implementation of cybersecurity measures that we believe provides adequate safeguards, our information technology and Internet based systems, including those of our current and future CROs and other contractors and consultants, are vulnerable to damage, interruption, or failure from computer viruses, unauthorized access, intrusion, and other cybersecurity incidents. As the majority of our workforce works remotely, we face heightened risks related to remote work, including strain on our information technology systems. Our information technology and Internet based systems have been in the past, and may be in the future, subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, none of which have been material to us to date. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. Such incidents could result in the exposure of sensitive data including the loss of trade secrets, intellectual property, personal identifiable or sensitive information of employees, customers, partners, clinical trial patients, and others, leading to a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we partially rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar cybersecurity incidents relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed.

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

In most countries in which we file patent applications, including the U.S., the term of an issued patent is twenty years from the earliest claimed filing date of a non-provisional patent application in the applicable country. With respect to any issued patents in the U.S., we may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited. Even if patents covering our drug candidates are obtained, we may be open to competition from other companies as well as generic medications once the patent life has expired for a drug. If patents are issued on our currently pending patent applications, the resulting patents will be expected to expire on dates ranging approximately from 2032 to 2044, excluding any potential patent term extension or adjustment. Upon the expiration of our issued patents, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “VCNX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). In October 2023, Nasdaq informed us that if we fail to evidence compliance with the Equity Standard or the Alternative Standards upon the filing of this Annual Report on Form 10-K, we may be subject to delisting. If Nasdaq staff notifies us that we are subject to delisting, we will be permitted to appeal Nasdaq staff’s determination to a hearings panel. Our stockholders' deficit as of December 31, 2023 was $2.3 million and as such, we expect that Nasdaq will find we are not in compliance with the Equity Standard under Listing Rule 5550(b)(1). We do not meet the requirements of the Alternative Standards. As such we anticipate the Listing Qualifications Staff of Nasdaq will notify us that we no longer meet the requirements of Nasdaq Listing Rule 5550(b)(1).

Upon notice from Nasdaq of noncompliance with Listing Rule 5550(b)(1), we may be granted 45 calendar days from the date of any notification letter to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”), and while there is no certainty we will be granted additional time, we may receive a compliance period, typically of no more than 180 days, to regain compliance with the Equity Standard.

If the Company fails to regain compliance with the Nasdaq continued listing standards, after any compliance period, if granted, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

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

If our common stock were no longer listed on Nasdaq, investors might only be able to trade on one of the over-the-counter markets, if at all. There is no assurance that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

Certain of our management, including our chief executive officer, chairman of our board, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 22, 2024, our executive officers and directors and their respective affiliates beneficially owned approximately 51.5% of our outstanding common stock, including Albert D. Friedberg, our Chairman, who beneficially owned 39.9% of our outstanding common stock, including 38.5% of our outstanding common stock beneficially owned by FCMI Parent.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our company is guided by a comprehensive cybersecurity framework to assess, identify, and manage material risks from cybersecurity threats. This framework is integrated into our overall quality and risk management system and is designed to protect our systems, data, and operations from cybersecurity threats. The framework includes policies to protect confidential information, guide periodic risk assessments, oversee and identify risks from cybersecurity threats associated with our use of third-party services providers, including through the use of a third-party risk management policy that accounts for such risks, and an incident response plan designed to detect, respond to, and recover from cyber incidents. Under this framework we may engage consultants and other third parties to assist in conducting cybersecurity risk assessments, implementing mitigation strategies, and testing the effectiveness of our cybersecurity controls.

There can be no guarantee that our policies and procedures will ultimately prove to be effective in every instance, especially considering evolving risk. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that these risks have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Our Board of Directors is responsible for monitoring and assessing strategic risk exposure related to cybersecurity risks, and our executive officers are responsible for the day-to-day assessment and management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function through the Audit Committee.

Our Chief Operating Officer and Systems Administrator are primary responsible for assessing and managing the cybersecurity risks we face under our policies and procedures, including those described in “Risk Management and Strategy” above. Our Chief Operating Officer is primarily responsible for reporting any material cybersecurity related incidents to our Audit Committee.

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

As of March 22, 2024, there were 144 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Repurchases of Vaccinex Securities

We did not repurchase any shares during the fourth quarter of the year ended December 31, 2023.

Recent Sales of Unregistered Securities

In November 2023, we sold warrants to purchase up to an aggregate of 37,694 shares of our common stock with a weighted average exercise price of $32.66 per share to certain investors from our August and September 2023 private placements at a purchase price of $1.75 per warrant for aggregate gross proceeds of $70,000. The warrants were sold in reliance on Section 4(a)(2) under the Securities Act, as amended (the “Securities Act”), as transactions not involving any public offering. The investors represented to us that they were making the purchases for their own account and not for a view to resale and that they were accredited investors as defined under the Securities Act and that the warrants were being acquired in a private placement.

Otherwise, during the fiscal year ended December 31, 2023, we did not issue any securities in reliance on Section 4(a)(2) of the Securities Act as a transaction not involving a public offering or any other exemption from registration that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the activity of immune and inflammatory cells to sites of injury, cancer, or infection. We are leveraging our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of Alzheimer’s disease, head and neck cancer, or HNSCC, pancreatic cancer, or PDAC, Huntington’s disease. Additionally, third party investigators are studying pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including HNSCC and melanoma. We have developed multiple proprietary platform technologies and are developing product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies. We employ our proprietary platform technologies, including through our work with our academic collaborators, to identify potential product candidates for sustained expansion of our internal product pipeline and to facilitate strategic development and commercial partnerships.

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform. Our lead product candidate, pepinemab, is currently in clinical development for the treatment of Alzheimer’s disease, HNSCC, pancreatic and breast cancer, through our efforts or through investigator-sponsored trials, or ISTs. Our additional product candidate VX5 is in an earlier stage of development and was selected using our ActivMAb platform. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

To date, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as the performance of services from collaboration agreements, including through our ActivMAb platform. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $20.3 million and $19.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, and December 31, 2022, we had cash and cash equivalents of $1.5 million and $6.4 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. During the years ended December 31, 2023 and 2022, we raised total proceeds of approximately $16.1 million and $17.1 million, respectively, net of commissions and discounts before expenses, from the financing activities discussed below.

Reverse stock splits

On September 22, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation, with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of our outstanding common stock. The amendment was authorized by our stockholders on September 8, 2023, and was effective on September 25, 2023.

On February 14, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of our outstanding common stock. The amendment was authorized by our stockholders on February 8, 2024, and was effective on February 19, 2024.

All share and per share amounts have been retro-actively restated as if the reverse splits occurred at the beginning of the earliest period presented.

Equity Financings

On March 28, 2024, we entered into a securities purchase agreement with Alzheimer’s Drug Discovery Foundation pursuant to which we sold shares of a newly designated series of convertible preferred stock, our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock for an aggregate purchase price of $1.75 million.

On March 27, 2024, we entered into a securities purchase agreement pursuant to which we issued and sold 193,000 shares of our common stock in a public offering together with warrants to purchase up to 193,000 shares of common stock in a concurrent private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.5 million. Separately on March 27, 2024, we entered into a securities purchase agreement in a different form pursuant to which we sold 159,683 shares of common stock and warrants to purchase up to 159,683 shares of common stock in a private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.25 million. FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of our board of directors purchased shares of our common stock and accompanying warrants in the latter transaction.

On February 6, 2024, we entered into a securities purchase agreement pursuant to which we issued and sold 274,182 shares of our common stock together with warrants to purchase up to 274,182 shares of common stock at a combined price of $10.15 per share and accompanying warrant and (ii) pre-funded warrants to purchase up to 90,363 shares of common stock together warrants to purchase up to 90,363 shares of our common stock at a combined price of $10.1486 per pre-funded warrant and accompanying warrant, for aggregate gross proceeds of approximately $3.7 million. FCMI and Vaccinex (Rochester) L.L.C. purchased 118,227 and 29,557 shares of our common stock and accompanying warrants, respectively, in the February 2024 offering for an aggregate purchase price of $1.5 million.

On November 2, 2023, we entered into securities purchase agreements with certain investors from the August and September 2023 private placements, pursuant to which we issued and sold 37,694 warrants to purchase up to 37,694 shares of our common stock at a purchase price of $1.75 per warrant for aggregate gross proceeds of $70,000. Vaccinex (Rochester) L.L.C. purchased 9,768 warrants in the November warrant offering for a purchase price of $17,000.

On October 3, 2023, pursuant to our registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, we issued and sold to certain investors (i) 542,857 shares of our common stock together with common warrants to purchase up to 542,857 shares of common stock and (ii) 142,857 pre-funded warrants to purchase up to 142,857 shares of common stock together with common warrants to purchase up to 142,857 shares of common stock, at a purchase price of $14.00 and $13.99, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI and Vaccinex (Rochester) L.L.C. purchased 214,286 and 35,714 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million.

On September 20, 2023, we entered into a stock purchase agreement, pursuant to which we issued and sold 17,781 shares of our common stock at a purchase price of $32.76 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private Placement”). Vaccinex (Rochester) L.L.C. purchased 9,768 shares of the Company's common stock in the September 2023 Private Placement for a purchase price of $0.32 million.

On August 18, 2023, we entered into a stock purchase agreement, pursuant to which we issued and sold 14,953 shares of our common stock at a purchase price of $43.47 per share for aggregate gross proceeds of $0.65 million.

On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 37,660 shares of its common stock at a purchase price of $78.5988 per share for aggregate gross proceeds of $2.96 million (the "May 2023 Private Placement”). FCMI purchased 31,960 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million. In May 2023, we also received $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock.

On March 30, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 23,693 shares of its common stock at a purchase price of $86.10 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI and Vaccinex (Rochester) L.L.C. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

During the year ended December 31, 2022, the Company completed private placements of our common stock to various investors for gross proceeds of $13.5 million.

On March 27, 2020, we announced that we had entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies. On May 19, 2023, the Company filed a prospectus supplement under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,391,000 through the Open Market Sale AgreementSM.

In 2022, the Company sold 15,188 shares of the Company’s common stock, at a weighted average price of $235.20 through the Open Market Sale Agreement, for total net proceeds of $3.6 million, which the Company used to fund our clinical trials and general operations.

In 2023, the Company sold 3,409 shares of the Company’s common stock, at a weighted average price of $83.63 through the Open Market Sale Agreement, for total net proceeds of $0.3 million, which the Company used to fund our clinical trials and general operations.

Debt Financings

On May 8, 2020, the Company received a loan of $1.1 million from Five Star Bank (the “PPP Loan”) under the Paycheck Protection Program established as a part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On November 8th, 2021, the Company received loan forgiveness of $876,171. The remaining balance of the loan will be paid in monthly installments of $6,333 through April 2025.

Grant Revenues

During the year ended December 31, 2022, the Company recorded as revenue $175,000 in proceeds from its $750,000 grant from the Alzheimer’s Association under its 2020 Part the Cloud Program. As of December 31, 2022, this award was fully funded.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the years ended December 31, 2023 and 2022, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements.

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

	Year Ended December 31,
	2023		2022
	(in thousands)%		(in thousands)%
Clinical trial costs	$9,834	59%	$7,479	54%
Wages, benefits, and related costs	4,774	29%	4,391	31%
Preclinical supplies and equipment depreciation	1,448	9%	1,561	11%
Consulting, non-clinical trial services, and other	517	3%	548	4%
Total research and development expenses	$16,574		$13,979

Our current research and development activities primarily relate to the clinical development in the following indications:

•
Alzheimer’s Disease. We initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. We reached our enrollment target of 49 participants in April 2023 and expect topline data in the second half of 2024.
•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit any remaining tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of head and neck cancer patients, and have analyzed interim data from the first 36 patients in the study. In a similar arrangement, we are collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio, another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications.
•
Huntington’s Disease. We have currently paused our research efforts for HD. We evaluated pepinemab for the treatment of HD in our Phase 2 SIGNAL trial. Topline data for this trial, consisting of 265 subjects, was reported in late September 2020. Although the study did not meet its prespecified primary endpoints, it provided important new information, including evidence of cognitive benefit and a reduction in brain atrophy and increase in brain metabolic activity in patients with manifest disease symptoms. An improved study design would focus on patients with early signs of cognitive or functional deficits since they appeared to derive the greatest treatment benefit. The Company is evaluating its development strategy in terms of business opportunity and other near-term clinical activities. To advance planning for a potential phase 3 study of pepinemab in HD, we requested a Type C meeting with the FDA to discuss details of the study design and key endpoints. We received requested clarifications regarding suitable endpoints for regulatory review from the FDA, and these will be incorporated in a possible future phase 3 study.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$570	$275
Costs and expenses:
Research and development	16,574	13,979
General and administrative	6,881	6,202
Total costs and expenses	23,455	20,181
Loss from operations	(22,885)	(19,906)
Interest expense	(1)	(2)
Financing costs - warrant liabilities	(383)	-
Change in fair value of warrant liabilities	2,106	-
Other (expense) income, net	912	93
Loss before provision for income taxes	(20,251)	(19,815)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc.	$(20,251)	$(19,815)

Comparison of the Years Ended December 31, 2023 and 2022

Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$16,574	$13,979	$2,595	19%
General and administrative	6,881	6,202	679	11%
Total operating expenses	$23,455	$20,181	$3,273	16%

Research and Development. Research and development expenses in the year ended December 31, 2023 increased by $2.6 million, or 19%, compared to the year ended December 31, 2022. This increase was primarily attributable to increased patient enrollment in the SIGNAL-AD and head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company's daily operations and administration of the Company's business. General and administrative expenses in the year ended December 31, 2023 increased by $0.7 million, or 11%, compared to the year ended December 31, 2022. This increase was attributable to increased legal and patent related services.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. During the years ended December 31, 2023 and 2022, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements, including through our ActivMAb platform. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited service revenue from collaboration agreements, and to some degree, grant money. We are not a party to any material off-balance sheet arrangements as defined in the rules and regulations of the SEC.

In 2023, the Company sold 3,409 shares of the Company’s common stock at a weighted average price of $83.63 through the Open Market Sale Agreement, for net proceeds of $0.3 million.

Additionally, in 2023 the Company received proceeds of $6.3 million from private placements of 94,087 shares of common stock to various investors at a weighted average price of $66.23 per share.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of December 31, 2023, and 2022, our principal source of liquidity was cash and cash equivalents in the amount of $1.5 million and $6.4 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2023 and 2022, we reported a net loss of $20.3 million and $19.8 million, respectively. As of December 31, 2023, and December 31, 2022, we had an accumulated deficit of $339.9 million and $319.7 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, that may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2023. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $1.5 million and total current assets were $3.3 million at December 31, 2023, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued. Please see Note 2 to the financial statements included in this annual report on Form 10-K for a description of our capital raising activities in 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(17,234)	$(19,074)
Cash used in investing activities	(67)	(99)
Cash provided by financing activities	12,445	16,975

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

During the year ended December 31, 2023, operating activities used $17.2 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $20.3 million.

During the year ended December 31, 2022, operating activities used $19.1 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $19.8 million.

Investing Activities. Cash used in investing activities during the year ended December 31, 2023 and 2022, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities. During the year ended December 31, 2023, financing activities provided $16.1 million which was due to private placements of the Company's common stock and warrants to purchase common stock to various investors for gross proceeds of $15.8 million and $0.3 million, net of underwriting commissions and discounts from the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement. During the year ended December 31, 2022, financing activities provided $17.1 million which was due to private placements of the Company's common stock to various investors for gross proceeds of $13.5 million and $3.6 million, net of underwriting commissions and discounts from the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.

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

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities. Our outstanding public and private placement warrants issued in connection with the equity financings completed in 2023 are classified as liabilities in the balance sheet as they contain terms which stipulate in the event of a fundamental transaction that the Company may have to make a payment based on a Black-Scholes pricing model valuation, using specific inputs, which preclude the instruments from being considered indexed to the Company’s stock in accordance with ASC 815. The agreements also include certain terms that provide for an adjustment in response to the occurrence or nonoccurrence of a specified event that is inconsistent with an implicit assumption in a standard valuation model, which also precludes the instruments from being considered indexed to the Company's stock in accordance with ASC 815. We use the Black-Scholes option pricing model to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of the public and private placement warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant. In March 2024, warrant holders of approximately 89% of the outstanding warrants agreed to modifications of the warrant agreements that has removed these aforementioned provisions.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recent accounting pronouncements that we have not yet adopted, see Note 2 to our financial statements.

Recently Adopted Accounting Pronouncements

None.

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

Interest Rate Risk

We had cash and cash equivalents of $1.5 million as of December 31, 2023. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial statements. Additionally, the PPP Loan incurs interest at fixed interest rate, and as such is not subject to interest rate risk.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Albert D. Friedberg, age 77, has served as one of our directors since April 2001. Mr. Friedberg has served as the Chief Executive Officer and President and a director of Friedberg Mercantile Group Ltd., a Toronto-based commodities and investment management firm, since founding the company in 1971. Since 1978, Mr. Friedberg served as the President and Chief Investment Strategist for the Friedberg Group of Funds. Mr. Friedberg was appointed as a member of the Commodity Futures Advisory Board of Ontario in 1979 and served as chairman of the Toronto Futures Exchange from March 1985 to June 1988. Mr. Friedberg received a B.A. in Economics from Johns Hopkins University and an MBA in International Banking from Columbia University. We believe that Mr. Friedberg’s experience in the financial and investment management industry, and his experience as the Chief Executive Officer and President and service as a director of Friedberg Mercantile Group give him the qualifications and skills to serve as our chairman on our board of directors.

Jacob B. Frieberg, age 67, has served as one of our directors since February 2015. Mr. Frieberg has served as a principal at The WTF Group, a Toronto-based property management company, since founding the company in 1984. Prior to that time, he was the Vice President at Rockford Developments, a Toronto-based multi-family building company. Mr. Frieberg received a B.A. in Economics from the University of Western Ontario. We believe that Mr. Frieberg’s experience in business, including his management responsibility, gives him the qualifications, skills and financial expertise to serve on our board of directors.

Bala S. Manian, Ph.D., age 78, has served as one of our directors since December 2004. Dr. Manian has served as director of Equillium, Inc., a publicly traded biotechnology company since June 2019. He previously served as chairman of the board of directors of ReaMetrix Inc., a privately held biotechnology company, since its founding in 2004 to 2020, as a director of Syngene International Limited, a publicly traded Indian biotechnology company, and previously served as a director of Biocon Ltd., from 2003 to 2015, a publicly traded Indian biopharmaceutical company. Dr. Manian is a co-founder and director of Quantum Dot Corporation, a privately held bioscience company, and a co-founder of SurroMed, Inc., a privately held biotechnology company, and serves as a director at other privately held life sciences companies. He was also the founder and chairman of the board of directors of Lumisys Incorporated, a medical imaging company acquired by Eastman Kodak Co., the founder and chairman of the board of directors of Molecular Dynamics Incorporated, a life science instrumentation company acquired by APBiotech Inc., and the founder and chairman of the board of directors of Biometric Imaging Inc., a privately held biotechnology company. Dr. Manian received a B.S. in Physics from the University of Madras, an M.S. in Applied Optics from the University of Rochester and a Ph.D. in Mechanical Engineering from Purdue University. We believe that Dr. Manian’s experience as a founder of numerous biotechnology companies and his service as a director of other publicly traded and privately held life science companies give him the qualifications and skills to serve on our board of directors.

Chrystyna Bedrij Stecyk, age 61, has served as one of our directors since May 2020. Ms. Bedrij Stecyk co-founded and has served as a principal of, Griffin Securities, Inc., an investment banking firm, since April 1997. At Griffin Securities, Ms. Bedrij Stecyk focuses on providing business and financial advisory services to companies and investors. She has also co-founded several gene companies and is on the board of four private biotechnology companies. Ms. Bedrij Stecyk received an MBA in Finance from New York University’s Leonard N. Stern School of Business and a B.A. in Economics from Vassar College. Ms. Bedrij Stecyk is registered with the Financial Industry Regulatory Authority and is a licensed General Securities Principal and Representative, Operations Professional, and Research Analyst. We believe that Ms. Bedrij Stecyk's experience in investment banking, market analysis, strategy and development and prior experience in the biotechnology field gives her the qualifications and skills to serve on our board of directors.

Gerald E. Van Strydonck, age 79, has served as one of our directors since March 2003. Mr. Van Strydonck served as the Chief Financial Officer of Colgate Rochester Crozer Divinity School from August 2008 to December 2018. Mr. Van Strydonck was previously the Senior Vice President and Chief Financial Officer of Sigma Marketing LLC, the Senior Vice President and Chief Financial Officer of Essex Partners Inc., and a managing partner of the Rochester, New York office of PricewaterhouseCoopers LLP. Mr. Van Strydonck has also served on the boards of other privately held companies. Mr. Van Strydonck received a B.B.A. from St. John Fisher College and an MBA from the State University of New York at Buffalo. We believe that Mr. Van Strydonck’s experience in public accounting and as a Chief Financial Officer of various companies and his service as a director give him the qualifications, skills and financial expertise to serve on our board of directors.

Barbara Yanni, age 69, has served as one of our directors since February 2015. Ms. Yanni has served on the boards of Trevena, Inc., from July 2014 to present and Pharming Group NV, from December 2020 to present, each publicly traded biopharmaceutical companies, and on the board of Mesentech, Inc., from November 2020 to present, a privately held biotechnology company. Ms. Yanni previously served on the board of Oncorus, Inc., a publicly traded biopharmaceutical company, from July 2021 to July 2023 and Akcea Therapeutics, Inc. a publicly traded biopharmaceutical company, from December 2019 to October 2020, when Ionis, Akcea’s parent company, completed the purchase of all of the publicly held shares of Akcea in a transaction led by Ms. Yanni as a chair of Akcea’s Affiliated Transactions Committee. Ms. Yanni previously served on the board of Abionyx Pharma (formerly known as Cerenis Therapeutics, SA), a publicly traded biopharmaceutical company, from July 2018 to January 2020 and a privately held biopharmaceutical company, Symic Bio, Inc. from February 2015 to August 2019. Previously, Ms. Yanni was Vice President and Chief Licensing Officer at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2001 until her retirement in March 2014. Prior to this, Ms. Yanni served in various roles at Merck including in corporate development, financial evaluation and tax. Ms. Yanni received an A.B. from Wellesley College, a J.D. from Stanford Law School and an LL.M. in taxation from New York University. We believe that Ms. Yanni’s experience in biotechnology and pharmaceutical business evaluation and transaction execution, her financial and general business knowledge, and her service as a director of other publicly traded and privately held life science companies give her the qualifications, skills and financial expertise to serve on our board of directors.

Maurice Zauderer, Ph.D., age 78, has served as one of our directors since April 2001. Dr. Zauderer has served as our President and Chief Executive Officer since our inception in April 2001. Prior to founding the company, Dr. Zauderer was a member of the faculty of the Department of Microbiology & Immunology and the Cancer Center of the University of Rochester School of Medicine & Dentistry from 1984 to 1999 and the Department of Biological Sciences at Columbia University from 1976 to 1984. He was Associate Editor of the Journal of Immunology, 1987-1989 and 1994-1999, a member of the National Multiple Sclerosis Society, Basic Science Study Section 1992-1997, and several NIH and NSF review committees. During his academic career, Dr. Zauderer held the position of visiting scientist at the Laboratory of Cell Biology, the Ontario Cancer Institute and the National Cancer Institute. Dr. Zauderer received a B.S. in Physics from Yeshiva University and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology and retains the academic title of Adjunct Professor of Neurology at the University of Rochester School of Medicine & Dentistry. We believe that Dr. Zauderer’s experience as an executive officer and his knowledge in biological sciences, immunology and oncology give him the qualifications and skills to serve on our board of directors.

Executive Officers

We are currently served by four executive officers, Dr. Zauderer, Ms. Sanchez, Dr. Smith, and Dr. Evans.

Maurice Zauderer, Ph.D., age 78, is our President and Chief Executive Officer. Additional information about Dr. Zauderer can be found under “Directors,” above.

Jill Sanchez, CPA, age 52, has served as our Chief Financial Officer since March 21, 2024. Prior to this Ms. Sanchez served as our Interim Chief Financial Officer from March 14, 2024 to March 21, 2024, and as our Controller from January 2019 to March 21, 2024. Ms. Sanchez also previously served as our Accounting Manager from 2002 to 2005. Ms. Sanchez received a B.S. in Accounting from St. John Fisher College.

Ernest S. Smith, Ph.D., age 52, has served as our Senior Vice President, Research and Chief Scientific Officer since December 2008. Dr. Smith previously served as our Vice President, Research and Chief Scientific Officer from April 2003 to December 2008 and our Research Director from June 2001 to April 2003. Prior to joining us, Dr. Smith was a research scientist at the University of Rochester. Dr. Smith received a B.A. in Biology from St. John Fisher College, and an M.S. and a Ph.D. in Immunology from the University of Rochester.

Elizabeth E. Evans, Ph.D., age 52, has served as our Senior Vice President, Translational Medicine and Discovery since March 2020 and Chief Operating Officer since May 2021. Dr. Evans previously served in a variety of research and leadership roles at Vaccinex prior to May 2001, including as our Vice President, Discovery Research from March 2019 to March 2020 and Vice President, Preclinical Research from July 2016 to March 2019. Prior to joining us, Dr. Evans was a research scientist at the University of Rochester. Dr. Evans received a B.S. in Biology and a B.S. in Anthropology from State University of New York at Stony Brook, and an M.S. in Immunology and a Ph.D. in Pathology from the University of Rochester.

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

The members of the audit committee are Messrs. Van Strydonck (Chair), Frieberg, and Dr. Manian. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Van Strydonck qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation.

As a smaller reporting company under the Exchange Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements pursuant to Item 402(m)-(r) of Regulation S-K.

Compensation of Named Executive Officers

This section discusses the material components of our executive compensation program, including the compensation paid to the following individuals, each of whom is one of our named executive officers for fiscal year 2023:

•
Maurice Zauderer, Ph.D., our president and chief executive officer;
•
Ernest S. Smith, Ph.D., our senior vice president, research and chief scientific officer; and
•
Elizabeth E. Evans, Ph.D., our senior vice president, discovery and translational medicine, and chief operating officer.

Summary Compensation Table

The following table shows certain information about the compensation of our named executive officers during our two most recently completed fiscal years.

Name and Principal Position	Year	Salary $	Option Awards (1) $	All Other Compensation	Total $
Maurice Zauderer	2023	411,702	18,575	-	430,277
President and Chief Executive Officer	2022	400,700	24,640	-	425,340
Ernest S. Smith	2023	297,255	11,645	-	308,900
Senior Vice President, Research and Scientific Officer	2022	284,021	17,600	-	301,621
Elizabeth E. Evans	2023	291,569	11,645	-	303,214
Senior Vice President, Discovery and Translational Medicine, and Chief Operating Officer	2022	255,455	17,600		273,055

(1)
The amounts in this column reflect the aggregate grant date fair value of employee stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock-Based Compensation to our financial statements contained within this Annual Report on Form 10-K. For 2023, Dr. Zauderer received a grant of stock options on March 31, 2023, with an exercise price of $92.29 and a grant date fair value for each stock option of $69.83, and Drs. Smith, and Evans received a grant of stock options on March 31, 2023, with an exercise price of $83.90 and a grant date fair value for each stock option of $61.30. For 2022, Drs. Zauderer, Smith, and Evans received a grant of stock options on April 1, 2022, with an exercise price of $270.90 and a grant date fair value for each stock option of $184.80.

Narrative to Summary Compensation Table

On March 17, 2023, the compensation committee approved a 5.0% base salary adjustment for Drs. Zauderer and Smith, and a 16.8% base salary adjustment for Dr. Evans, effective as of April 1, 2023 resulting in base salaries of $426,930, $302,380, and $302,380, respectively. Dr. Evan's base salary adjustment was in part due to increased responsibilities at the Company.

In 2023, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Dr. Zauderer received a grant of incentive stock options on March 31, 2023 to purchase 266, shares of our common stock with an exercise price of $92.26. Drs. Smith and Evans each received a grant of incentive stock options on March 31, 2023 to purchase 190 shares of our common stock, respectively, with an exercise price of $83.90. Each of the grant of stock options to Drs. Zauderer, Smith and Evans vest in four equal annual installments beginning on March 31, 2024 and may be exercised on a cashless basis pursuant to the 2018 Plan.

In 2022, we granted each of our named executive officers incentive stock options under our 2018 Plan. Drs. Zauderer, Smith, and Evans each received a grant of incentive stock options on April 1, 2022 to purchase 133, 95, and 95 shares of our common stock, respectively, with an exercise price of $270.90, and that vest in four equal annual installments beginning on April 1, 2023 and may be exercised on a cashless basis pursuant to the 2018 Plan.

We believe the 2023 compensation of our named executive officers was set at a level that appropriately rewarded our named executive officers for their contributions.

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

Outstanding Equity Awards at December 31, 2023

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2023:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Maurice Zauderer:	95	-		900.90	03/14/2024
	12	-		3,129.00	03/31/2024
	12	-		3,129.00	06/30/2024
	102	33	(2)	1,402.80	02/24/2025
	15	-		1,491.00	12/23/2025
	34	32	(3)	615.30	04/02/2031
	34	99	(4)	270.90	04/01/2032
	-	266	(5)	92.29	03/30/2028
Ernest S. Smith:	193	-		1,491.00	12/22/2025
	24	-		1,491.00	12/23/2025
	38	-		819.00	03/14/2029
	29	9	(2)	1,274.70	02/24/2030
	24	23	(3)	615.30	04/02/2031
	24	71	(4)	270.90	04/01/2032
	-	190	(5)	83.90	03/30/2033
Elizabeth E. Evans:	45	-		1,491.00	12/22/2025
	40	-		1,491.00	12/23/2025
	59	-		819.00	03/14/2029
	36	11	(6)	802.20	04/04/2030
	20	18	(3)	615.30	04/03/2031
	24	71	(4)	270.90	04/01/2032
	-	190	(5)	83.90	03/30/2033
(1)
All outstanding awards of stock options were granted under either our 2018 Plan or our 2011 Employee Equity Plan, or the “2011 Plan”.
(2)
This option vests in four equal annual installments beginning on February 25, 2021.
(3)
This option vests in four equal annual installments beginning on April 2, 2022.
(4)
This option vests in four equal annual installments beginning on April 1, 2023.
(5)
This option vests in four equal annual installments beginning on March 31, 2024.
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

Director Compensation

As a smaller reporting company under the Exchange Act, we are providing the following director compensation information in accordance with the scaled disclosure requirements of Regulation S‑K.

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

Director Compensation Tables

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2023. Directors who are also our employees receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash $		Option Awards $ (1)(2)	Total $
Albert D. Friedberg	-		-	-
Chrystyna Bedrij Stecyk	35,000		40,000	75,000
Jacob B. Frieberg	35,000	(3)	40,000	75,000
Bala S. Manian	42,500		40,000	82,500
Gerald E. Van Strydonck	50,000		40,000	90,000
Barbara Yanni	45,000		40,000	85,000

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock Based Compensation to our financial statements contained within this Annual Report on Form 10-K.
(2)
The following table provides information regarding equity awards held by each non-employee director as of December 31, 2023:

Name	Stock Options Outstanding (#)
Albert D. Friedberg	-
Chrystyna Bedrij Stecyk	1,192
Jacob B. Frieberg	2,135
Bala S. Manian, Ph.D.	1,183
Gerald E. Van Strydonck	1,256
Barbara Yanni	1,213

(3)
For fiscal year 2023, Mr. Frieberg elected to receive $17,500 of his $35,000 annual retainer in stock options, pursuant to our Director Compensation Program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans:
Approved by stockholders	14,323	(1)	$446.93	528	(2)(3)
Not approved by stockholders	-		-	-
Total	14,323	(1)	$446.93	528	(2)(3)

(1)
In connection with the adoption of the 2018 Plan, we ceased making awards under the 2011 Plan, although the terms of such plan will continue to govern the outstanding awards previously granted thereunder. This number represents shares issuable upon exercise of awards granted under the 2011 Plan and the 2018 Plan.
(2)
Excludes shares reflected in column (a). Includes 528 shares remaining available for issuance under our 2018 Plan.
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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 22, 2024, by (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of persons, known by us to beneficially own more than 5% of any class of our voting securities. Percentages are based on 1,231,602 shares issued and outstanding, except where noted. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Vaccinex, Inc., 1895 Mount Hope Avenue, Rochester, New York 14620.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers:
Maurice Zauderer (1)	178,531	(2)	13.7%
Ernest S. Smith	464	(3)	*
Elizabeth E. Evans	218	(4)	*
Directors:
Albert D. Friedberg	503,394	(5)	39.9%
Chrystyna Bedrij Stecyk	1,192	(6)	*
Jacob B. Frieberg	3,809	(7)	*
Bala S. Manian	1,183	(8)	*
Gerald E. Van Strydonck	1,256	(9)	*
Barbara Yanni	1,213	(10)	*
All directors and executive officers as a group (10 persons)	691,351	(11)	51.5%
Greater than 5% Stockholders:
FCMI Parent Co., et al (12)	484,576	(12)	38.5%
Vaccinex (Rochester), L.L.C. (13)	174,566	(13)	12.6%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Dr. Zauderer is also a director of the Company.
(2)
Includes (a) 1,580 shares owned directly by Dr. Zauderer, (b) presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 358 shares of our common stock, (c) 1,016 shares and 1,011 shares of common stock held directly by the Jeremy Zauderer Trust and the Jordan Zauderer Trust, respectively, over which Dr. Zauderer exercises voting and investment power, (d) 99,528 shares held by Vaccinex (Rochester), L.L.C., or Vaccinex LLC, and (e) presently exercisable warrants for 75,038 shares of our common stock held by Vaccinex LLC. Dr. Zauderer is the president and a majority owner of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC.
(3)
Includes presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 425 shares of our common stock.
(4)
Includes presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 172 shares of our common stock.
(5)
Includes (a) 2,094 shares owned directly by Mr. Friedberg, (b) 457,355 shares held by FCMI Parent Co., or FCMI Parent, (c) presently exercisable warrants for 27,041 shares held by FCMI Parent, (d) 180 shares held by Pan Atlantic Holdings Ltd., or Pan Atlantic, and (e) 16,724 shares held by Friedberg Global Macro Hedge Fund Ltd., or G-M Fund, of which the Friedberg Mercantile Group, Ltd., or FMG, is the investment manager. Mr. Friedberg, directly and through his control over FCMI Parent, may be considered the beneficial owner of all of the common stock beneficially owned by FCMI Parent. By virtue of his control of FCMI Parent, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned directly by its wholly-owned subsidiary, Pan Atlantic. By virtue of his control of FMG, which exercises voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned by G-M Fund. This amount does not include presently exercisable warrants for 305,470 shares of our common stock held by FCMI Parent. FCMI Parent will not have the right to exercise any warrants to the extent that, after giving effect to the issuance of the common stock resulting from such exercise, FCMI Parent together with its affiliates and certain other parties as set forth in the warrants, would beneficially own more than 39.99% of the outstanding shares of common stock immediately after giving effect to the issuance of shares issuable upon exercise of the warrants.

(6)
Includes presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 1,192 shares of our common stock.
(7)
Includes (a) 303 shares owned directly by Mr. Frieberg, (b) presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 2,135 shares of our common stock, (c) 451 shares held by Benbow Estates, Ltd., an entity owned by Mr. Frieberg’s wife and of which Mr. Frieberg is an officer, and (d) 920 shares held by Gee Eff Services Limited, an entity solely owned by Mr. Frieberg and of which Mr. Frieberg is the president.
(8)
Includes presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 1,183 shares of our common stock.
(9)
Includes presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 1,256 shares of our common stock.
(10)
Includes presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 1,213 shares of our common stock.
(11)
Includes (a) presently exercisable, or exercisable within 60 days of March 22, 2024, stock options for 7,386 shares of our common stock and (b) presently exercisable warrants for 102,079 shares of our common stock.
(12)
Includes (a) presently exercisable warrants for 27,041 shares of our common stock and (b) 180 shares held by Pan Atlantic Holdings Ltd. Mr. Friedberg is the majority owner, a director and the president of FCMI Parent and shares voting and investment power over the shares held by FCMI Parent. This information is derived from Amendment No. 9 to Schedule 13D filed by FCMI Parent on February 13, 2024. The address for FCMI Parent is 181 Bay Street, Suite 250, Toronto, Ontario Canada M5J 2T3.
(13)
Dr. Zauderer is the president and a majority member of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC. This information is derived from Amendment No. 4 to Schedule 13D filed by Vaccinex LLC on February 12, 2024. The address for Vaccinex LLC is 44 Woodland Rd, Pittsford, NY 14534.

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

The following is a description of transactions since January 1, 2022 to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or any affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment and compensation arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

We lease our corporate headquarters facility from 1895 Management, Ltd., which is a wholly owned, indirect subsidiary of FCMI Parent. We incurred rent of $181,000 and $175,000 under this lease for the years ended December 31, 2023, and 2022, respectively. The lease agreement, as currently amended, requires monthly rental payments of $15,048 through expiration of the lease on October 31, 2024.

Surface Oncology, Inc.

In November 2017, we entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using our proprietary technology as described in the agreement. At that time J. Jeffrey Goater served as a member of our board of directors and the Chief Business Officer of Surface. Mr. Goater’s term as a member of our board ended at our 2022 annual meeting of stockholders. He currently serves as a director of

Surface. We have invoiced an aggregate of approximately $2,505,446 under this agreement through December 31, 2023. Additional amounts may be payable to us on a fee-for-service basis in connection with research to be performed under the agreement. In the third quarter of 2019, Surface purchased its option to obtain an exclusive license to make, use, sell and import products incorporating antibodies targeting the first antigen and exercised its option to obtain an exclusive license to use two antibodies targeting the second antigen to perform research activities. The exclusive research license agreement, which we entered into in September 2019, provides for an upfront fee of $100,000 in annual maintenance fees up to an aggregate of $250,000. During the year ended December 31, 2022 the Company recorded $50,000 of revenue for an annual maintenance fee for the exclusive product license. During the year ended December 31, 2023 the Company recorded $500,000 of revenue related to a milestone payment for the first target, in accordance with the agreement. In 2023 Surface terminated this exclusive research license agreement, for the first target, and therefore will not be required to pay the maintenance fee any longer. Surface Oncology has sublicensed this program for the second target to Coherus which is actively continuing phase 1/2 development. Coherus is now responsible for the maintenance fee.

Private Placements and Registered Offering of Common Stock

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 41,656 shares of its common stock at a purchase price of $233.10 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co. and Friedberg Global-Macro Hedge Fund Ltd. each purchased 8,580 shares of our common stock for an aggregate purchase price of $3,999,998. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI Parent Co., the Company's majority stockholder, and Friedberg Mercantile Group, the investment manager of the Friedberg Global-Macro Hedge Fund Ltd., which exercises voting and dispositive power over shares held directly by Friedberg Global-Macro Hedge Fund Ltd. Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Friedberg, a member of the Company’s board of directors, purchased 8,580 and 429 shares of our common stock for aggregate purchase prices of $1,999,999 and $100,000, respectively, in the January 2022 Private Placement. In connection with the January 2022 Private Placement, on January 31, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-264236), declared effective on April 27, 2022, to register the resale of the shares acquired by the investors in the January 2022 Private Placement.

On November 18, 2022 and November 22, 2022, the Company entered into a stock purchase agreement and joinder thereto, pursuant to which the Company issued and sold to certain investors 34,012 shares of its common stock at a purchase price of $111.15 per share for aggregate gross proceeds of $3.8 million (“the November 2022 Private Placement”). FCMI Parent Co., the Company's majority stockholder, which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, Gee Eff Services Limited, which is controlled by Jacob Frieberg, a member of the Company's board of directors, and Gerald Van Strydonck, a member of the Company’s board of directors, purchased 17,993, 7,197, 900, and 225 shares of our common stock for aggregate purchase prices of $2,000,000, $800,000, $100,000, and $25,000, respectively, in the November 2022 Private Placement. In connection with the November 2022 Private Placement, on November 22, 2022, the Company entered into a registration rights agreement with the investors pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-269385), declared effective on January 31, 2023, to register the resale of the shares acquired by the investors in the November 2022 Private Placement.

On March 30, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 23,693 shares of its common stock at a purchase price of $86.10 per share for aggregate gross proceeds of $2.04 million (“the March 2023 Private Placement”). Two of the investors in the March 2023 Private Placement were affiliated with directors or officers of the Company: FCMI and Vaccinex (Rochester) L.L.C. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold to certain investors 37,660 shares of its common stock at a purchase price of $78.5988 per share for aggregate gross proceeds of $2.96 million (the "May 2023 Private Placement”). FCMI purchased 31,960 shares of our common stock in the May 2023 Private Placement for a purchase price of $2.51 million.

On September 20, 2023, we entered into a stock purchase agreement, pursuant to which we issued and sold 17,781 shares of our common stock at a purchase price of $32.76 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private

Placement”). Vaccinex (Rochester) L.L.C. purchased 9,768 shares of the Company's common stock in the September 2023 Private Placement for a purchase price of $0.32 million.

On October 3, 2023, pursuant to our registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, we issued and sold to certain investors (i) 542,857 shares of our common stock together with common warrants to purchase up to 542,857 shares of common stock and (ii) 142,857 pre-funded warrants to purchase up to 142,857 shares of common stock together with common warrants to purchase up to 142,857 shares of common stock, at a purchase price of $14.00 and $13.99, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C. purchased 214,286 and 35,714 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million.

On November 2, 2023, we entered into securities purchase agreements with certain investors from the August and September 2023 private placements, pursuant to which we issued and sold 37,694 warrants to purchase up to 37,694 shares of our common stock at a purchase price of $1.75 per warrant for aggregate gross proceeds of $70,000. Vaccinex (Rochester) L.L.C., purchased 9,768 warrants in the November warrant offering for a purchase price of $17,000.

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

Item 14. Principal Accounting Fees and Services.

Fees for Professional Services Provided by Deloitte & Touche LLP

The following table shows fees for professional services provided by Deloitte & Touche LLP during the fiscal year ended December 31, 2023 and the fiscal year ended December 31, 2022.

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$507,334	$321,040
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$2,047	$-
Total	$509,381	$321,040

Audit fees during fiscal year 2023 and fiscal year 2022 were for professional services rendered for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for related services that are normally provided in connection with registration statements and the offerings of our securities. There were no audit-related fees or tax fees incurred during fiscal year 2023, and no audit-related fees, tax fees or other fees incurred during fiscal year 2022. Other fees incurred during fiscal year 2023 are related to subscription services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vaccinex, Inc., effective as of September 25, 2023 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023).

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vaccinex, Inc., effective as of February 19, 2024 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 15, 2024).

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 1, 2023).

4.1	Description of Common Stock (incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

4.3	Form of Pre-Funded Warrant (2023) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

4.4	Form of Common Stock Warrant (2023) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

4.5	Form of Pre-Funded Warrant (February 2024) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

4.6	Form of Common Stock Warrant (February 2024) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

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

10.17

Registration Rights Agreement by and between the Company and the Investors (as defined therein), dated as of November 22, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.18

Registration Rights Agreement by and between the Company and the Investors, dated as of August 18, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2023).

10.19

Registration Rights Agreement by and between the Company and the Investors, dated as of September 20, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2023).

10.20	Form of Securities Purchase Agreement, dated as of September 28, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.21

Placement Agency Agreement, dated as of September 28, 2023, by and between Vaccinex, Inc. and A.G.P./Alliance Global Partners (incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.22

Registration Rights Agreement by and between the Company and the Investors, dated as of February 7, 2024 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

10.23

Securities Purchase Agreement by and between the Company and the Investors, dated as of February 6, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101

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

Vaccinex, Inc.

Date: April 1, 2024	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	April 1, 2024
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Jill Sanchez, CPA	Chief Financial Officer	April 1, 2024
Jill Sanchez, CPA	(Principal Financial and Accounting Officer)

/s/ Albert D. Friedberg	Chairman of the Board	April 1, 2024
Albert D. Friedberg

/s/ Chrystyna Bedrij Stecyk	Director	April 1, 2024
Chrystyna Bedrij Stecyk

/s/ Jacob B. Frieberg	Director	April 1, 2024
Jacob B. Frieberg

/s/ Bala S. Manian, Ph.D.	Director	April 1, 2024
Bala S. Manian, Ph.D.

/s/ Gerald E. Van Strydonck	Director	April 1, 2024
Gerald E. Van Strydonck

/s/ Barbara Yanni	Director	April 1, 2024
Barbara Yanni

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vaccinex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vaccinex, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of warrant liability—Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. Liability-classified warrants are recorded at their fair value and are subject to subsequent remeasurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized in the Company’s statements of operations and comprehensive loss. On October 3, 2023, the Company sold warrants in a public offering to purchase up to 542,857 shares of common stock (the “public warrants”), which was accounted for as a liability.

We identified the assessment of the balance sheet classification of the public warrants issued during the year as a critical audit matter. The accounting requirements related to the classification of financial instruments as liabilities or equity are complex, which required a high degree of auditor judgment to analyze the terms and provisions of the warrant agreements, including the need to involve accounting specialists. Variation in the interpretation of terms and conditions in the public warrant agreements could result in the instruments being classified within stockholders’ equity, which would also impact the statement of operations and comprehensive loss.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the public warrants issued on October 3, 2023, included the following, among others:

•
We obtained an understanding of the design of controls over management’s process for assessing the accounting considerations for the issuance of the public warrants.
•
With the assistance of accounting specialists, we performed audit procedures that included, among others, assessing the Company’s accounting memorandum, including the application of relevant accounting guidance, and read the relevant documents and agreements and compared the terms and provisions therein to the Company’s accounting documentation.
•
We evaluated the presentation of the public warrants in the financial statements and the related footnote disclosure.

Rochester, New York
April 1, 2024

We have served as the Company’s auditor since 2014.

VACCINEX, INC.

Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,535	$6,391
Accounts receivable	961	175
Prepaid expenses and other current assets	853	912
Total current assets	3,349	7,478
Property and equipment, net	136	189
Operating lease right-of-use asset	146	310
TOTAL ASSETS	$3,631	$7,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,039	$1,518
Accrued expenses	1,242	781
Deferred revenue	63	-
Current portion of long-term debt	75	74
Operating lease liability	146	164
Warrant liability	2,351	-
Total current liabilities	5,916	2,537
Long-term debt	26	101
Operating lease liability, net of current portion	-	146
TOTAL LIABILITIES	5,942	2,784
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of December 31, 2023, and December 31, 2022; 892,622 and 237,532 shares issued as of December 31, 2023 and December 31, 2022, respectively; 892,617 and 237,527 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	337,627	324,880
Treasury stock, at cost; 5 shares of common stock as of December 31, 2023 and December 31, 2022, respectively	(11)	(11)
Accumulated deficit	(339,927)	(319,676)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(2,311)	5,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,631	$7,977

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022

Revenue	$570	$275
Costs and expenses:
Research and development	16,574	13,979
General and administrative	6,881	6,202
Total costs and expenses	23,455	20,181
Loss from operations	(22,885)	(19,906)
Interest expense	(1)	(2)
Financing costs - warrant liabilities	(383)	-
Change in fair value of warrant liabilities	2,106	-
Other income (expense), net	912	93
Loss before provision for income taxes	(20,251)	(19,815)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(20,251)	$(19,815)
Comprehensive loss	$(20,251)	$(19,815)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(43.68)	$(98.05)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	463,653	202,082

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Statements of Stockholders’ Equity/(Deficit)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2022	146,676	$-	$307,284	5	$(11)	$(299,861)	$7,412
Issuance of common stock in private placement offerings	90,856	-	17,051	-	-	-	17,051
Stock-based compensation	-	-	545	-	-	-	545
Net loss	-	-	-	-	-	(19,815)	(19,815)
Balance as of December 31, 2022	237,532	-	324,880	5	(11)	(319,676)	5,193
Issuance of common stock in private placement offerings	94,087	-	6,024	-	-	-	6,024
Issuance of common stock and pre-funded warrants	542,857	-	4,971	-	-	-	4,971
Issuance of common stock	18,146		1,278				1,278
Stock-based compensation	-	-	474	-	-	-	474
Net loss	-	-	-	-	-	(20,251)	(20,251)
Balance as of December 31, 2023	892,622	$-	$337,627	5	$(11)	$(339,927)	$(2,311)

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,251)	$(19,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	119	207
Stock-based compensation	474	545
Change in fair value of warrant liability	2,106	-
Changes in operating assets and liabilities:
Accounts receivable	(786)	(175)
Prepaid expenses and other current assets	59	(94)
Accounts payable	521	457
Accrued expenses	461	(199)
Deferred revenue	63	-
Net cash used in operating activities	(17,234)	(19,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67)	(99)
Net cash used in investing activities	(67)	(99)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, and pre-funded warrants	4,971	-
Proceeds from issuance of common stock	1,278	3,560
Proceeds from private offering of common stock	6,270	13,490
Payments of long-term debt	(74)	(75)
Net cash provided by financing activities	12,445	16,975
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,856)	(2,198)
CASH AND CASH EQUIVALENTS–Beginning of period	6,391	8,589
CASH AND CASH EQUIVALENTS–End of period	$1,535	$6,391

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Notes to Financial Statements

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had losses from operations of $20.3 million and $19.8 million and negative cash flows from operating activities of $17.2 million and $19.1 million for the years ended December 31, 2023 and 2022, respectively, and an accumulated deficit of $339.9 million and $319.7 million as of December 31, 2023 and 2022, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the financial statements.

Basis of Presentation

These financial statements reflect the accounts and operations of the Company.

VACCINEX, INC.

Notes to Financial Statements

Common Stock Reverse Split

On September 25, 2023, the Company effected a 1-for-15 reverse stock split of its issued shares of common stock. On February 19, 2024, the Company effected a second reverse split of shares of the Company's common stock on a 1-for-14 basis. All per share amounts, common shares outstanding, warrants, and stock-based compensation amounts for all periods presented have been retroactively adjusted to reflect these reverse stock splits. The shares of common stock retain a par value of $0.0001 per share.

Use of Estimates

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of expenses during the reporting period. Such management estimates include those relating to assumptions used in the valuation of stock option awards, the valuation of the warrant liabilities, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, long-term debt, and warrant liabilities. Cash, accounts receivable, accounts payable, accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts. Warrant liabilities are measured at fair value on a recurring basis utilizing a Black-Scholes pricing model with the assumptions discussed in Note 4.

VACCINEX, INC.

Notes to Financial Statements

Financing Activities

During the year ended December 31, 2023 the Company completed private placements of our common stock and warrants to purchase shares of our common stock to various investors for gross proceeds of $9.7 million.

On March 27, 2020, we announced that we had (i) entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies. On May 19, 2023, we filed a prospectus supplement under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $4,391,000 through the Open Market Sale Agreement.

During the year ended December 31, 2023 the Company sold 3,409 shares of the Company’s common stock, respectively, at a weighted average price of $83.63 through the Open Market Sale Agreement, for total net proceeds of $276,394, net of commissions and discounts. During the year ended December 31, 2022 the Company sold 15,188 shares of the Company’s common stock, respectively, at a weighted average price of $235.20 through the Open Market Sale Agreement, for total net proceeds of $3.6 million, net of commissions and discounts.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is computed over estimated useful lives of the related assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or term of the lease. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the balance sheets and the resulting gain or loss is recorded to general and administrative expense in the statements of operations. Routine expenditures for maintenance and repairs are expensed as incurred.

Estimated useful lives for property and equipment are as follows:

	Property and Equipment	Estimated Useful Life
Research equipment		5 years
Furniture and fixtures		5 years
Computer equipment		3 years
Leasehold improvements		Lesser of estimated useful life or remaining lease term

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2023 and 2022.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

VACCINEX, INC.

Notes to Financial Statements

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in the Company’s statements of operations and comprehensive loss.

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. There was no treasury stock repurchased for the years ended December 31, 2023 and 2022.

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets in the Other Assets line item in the Balance Sheets.

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

VACCINEX, INC.

Notes to Financial Statements

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

For a complete discussion of accounting for collaboration revenues, see Note 5, “Collaboration Agreements”.

Grant Revenue

From time to time, the Company receives certain grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. We recognize revenue from these contracts as we perform services under these arrangements when the funding is received. Revenues and related expenses are presented gross in the statements of operations and comprehensive loss as we have determined we control the arrangement as the primary obligor under the arrangements relative to the research and development services we perform. No grant revenue was recorded for the year ended December 31, 2023. During the year ended December 31, 2022 the Company recorded grant revenue related to funds received from the Alzheimer’s Association of $175,000.

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

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more likely than not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes; however, the Company currently has no interest or penalties related to income taxes or reserves for uncertain tax positions.

VACCINEX, INC.

Notes to Financial Statements

Segment and Geographic Information

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one segment. As of December 31, 2023, and 2022, all long-lived assets are located in the United States.

Net Loss Per Share Attributable to Vaccinex, Inc. Common Stockholders

The Company calculates its basic and diluted net loss per share attributable to Vaccinex, Inc. common stockholders by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, including issued but unexercised pre-funded warrants outstanding. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares, including issued but unexercised pre-funded warrants outstanding, plus common equivalent shares for the period, including any dilutive effect from such shares. Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.

For purposes of this calculation, stock options to purchase common stock, public warrants, and private placement warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Vaccinex, Inc. common stockholders as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this guidance on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU is required to be applied retrospectively to all periods presented in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this guidance on its financial statements and disclosures.

VACCINEX, INC.

Notes to Financial Statements

3.
BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Leasehold improvements	$3,277	$3,259
Research equipment	3,351	3,515
Furniture and fixtures	350	350
Computer equipment	250	321
Property and equipment, gross	7,228	7,445
Less: accumulated depreciation and amortization	(7,091)	(7,256)
Property and equipment, net	$136	$189

Depreciation expense related to property and equipment was $119,000 and $207,000 for the years ended December 31, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022

Accrued clinical trial cost	$853	$335
Accrued payroll and related benefits	295	308
Accrued consulting and legal	58	127
Accrued other	36	11
Accrued expenses	$1,242	$781

4.
FAIR VALUE OF FINANCIAL MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recorded at fair value on a nonrecurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Cash, accounts receivable, accounts payable, accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards also apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its cash equivalents deposited in money market funds and its warrant liabilities. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

VACCINEX, INC.

Notes to Financial Statements

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$1,337	$1,337	$-	$-
Total Financial Assets	$1,337	$1,337	$-	$-

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market fund	$3,975	$3,975	$-	$-
Total Financial Assets	$3,975	$3,975	$-	$-

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$2,275	$-	$-	$2,275
Warrant liabilities - private placement warrants	76	-	-	76
Total Financial Liabilities	$2,351	$-	$-	$2,351

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2023, and 2022.

Fair Value Measurement of Warrant Liabilities

The Company uses the Black-Scholes pricing model to determine the fair value of its warrant liabilities using Level 3 inputs. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants.

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities were as follows during the year ended December 31, 2023:

	Public Warrants	Private Placement Warrants	Total
Warrant liabilities as of January 1, 2023	$-	$-	$-
Issuance of warrants	4,325	132	4,457
Change in fair value	(2,050)	(56)	(2,106)
Warrant liabilities as of December 31, 2023	$2,275	$76	$2,351

VACCINEX, INC.

Notes to Financial Statements

The following table summarizes the changes in fair value of the Company’s warrant liabilities that is recognized in the change in fair value of the warrant liabilities in the accompanying statements of operations and comprehensive loss during the year-ended December 31, 2023 (in thousands):

	Public Warrants		Private Placement Warrants
	Low	High	Low
Risk-free interest rate	3.81%	5.42%	3.81%
Volatility	99%	113%	102%
Dividend yield	0%	0%	0%
Expected term (years)	0.75	5.01	0.75
Share price	$0.665	$0.094	$0.665

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2023 the Company recorded $500,000 of revenue for a milestone fee for the first target. During year ended December 31, 2022 the Company recorded $50,000 of revenue for an annual maintenance fee for the exclusive product license. In 2023 Surface terminated this exclusive research license agreement, and therefore will not be required to pay the maintenance fee any longer. Surface Oncology has sublicensed this program for the second target to Coherus which is actively continuing phase 1/2 development. Coherus is now responsible for the maintenance fee.

6.
COMMITMENTS AND CONTINGENCIES

Nasdaq Deficiency Notice

On May 25, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). In October 2023, Nasdaq informed us that if we fail to evidence compliance with the Equity Standard or the Alternative Standards upon the filing of this Annual Report on Form 10-K, we may be subject to delisting. If Nasdaq staff notifies us that we are subject to delisting, we will be permitted to appeal Nasdaq staff’s determination to a hearings panel. Our stockholders' deficit as of December 31, 2023 was $2.3 million and as such, we are not in compliance with the Equity Standard under Listing Rule 5550(b)(1). We do not meet the requirements of the Alternative Standards.

VACCINEX, INC.

Notes to Financial Statements

Upon notice from Nasdaq of noncompliance with Listing Rule 5550(b)(1), we may be granted 45 calendar days from the date of any notification letter to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”), and while there is no certainty we will be granted additional time, we may receive a compliance period, typically of no more than 180 days, to regain compliance with the Equity Standard. If the Company fails to regain compliance with the Nasdaq continued listing standards, after any compliance period, if granted, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2023, and December 31, 2022 the Company was not involved in any material legal proceedings.

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

Under the guidance prescribed in ASC 842, the Company elected the practical expedient which does not require re-evaluation of the lease classification upon adoption, therefore, the Company’s conclusion that the 1895 Mt Hope Ave Lease was an operating lease, remains. As such, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability on the balance sheets of $0.3 million. As of December 31, 2023, the future minimum payments for the operating leases total $150,482, less imputed interest of $4,718, for an operating lease liability of $145,764 as of December 31, 2023. For the years ended December 31, 2023, and 2022, cash paid for amounts included in the measurement of lease liabilities was $181,000 and $175,000, respectively.

Rent expense incurred under the operating lease for each of the years ended December 31, 2023 and 2022 was $181,000 and $175,000 respectively and is a component of general and administrative expense.

8.
LONG-TERM DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and will be repaid in monthly payments of $6,334. The Company has recorded interest expense of $1,441 and $2,235 for the years ended December 31, 2023 and, 2022, respectively on its statements of operations and comprehensive loss.

VACCINEX, INC.

Notes to Financial Statements

9.
WARRANTS

Public Warrants

On October 3, 2023, the Company sold in a public offering (i) 542,857 shares of the Company’s common stock together with public warrants to purchase up to 542,857 shares of common stock and (ii) in lieu of shares of common stock, pre-funded warrants exercisable for 142,857 shares of common stock together with public warrants to purchase up to 142,857 shares of common stock (the “Offering”). Each public warrant has an initial exercise price equal to $14.00 per share. The public warrants are immediately exercisable and expire five years from the date of issuance. The shares of common stock and accompanying public warrants were sold at a combined public offering price of $14.00 per share and the accompanying public warrants, and the pre-funded warrants and accompanying public warrants were sold at a combined public offering price of $13.99 per pre-funded warrant and accompanying public warrants for aggregate gross proceeds of $9.6 million, before deductions for placement agent and offering fees payable by the Company. The public warrants may not be exercised if the aggregate number of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.

The Company has the right to “call” any portion of a holder’s public warrants by delivering a call notice to the holder within 30 days after Company publicly announces an increase in pepinemab-treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by [18F]fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan. After delivery of a call notice, the public warrants will continue to be exercisable. Each public warrant will be canceled and no longer exercisable to the extent the holder fails to timely exercise the public warrant for the called portion thereof within 20 trading days following the Company’s issuance of a call notice.

In the event of a fundamental transaction, the public warrants may require the Company to make a payment based on a Black-Scholes pricing model valuation, using specific inputs, which preclude the instruments from being considered indexed to the Company’s own stock in accordance with ASC 815. The public warrants also contain certain terms that provide for an adjustment in response to the occurrence or nonoccurrence of a specified event that is inconsistent with an implicit assumption in a standard valuation model, which also precludes the instruments from being considered indexed to the Company's stock in accordance with ASC 815. Therefore, the Company accounted for the public warrants as liabilities, which were initially recorded at the issuance date fair value of approximately $3.5 million. The remainder of the proceeds were allocated to the shares common stock and the pre-funded warrants based on their relative fair values and recorded as a component of stockholders’ equity. As of December 31, 2023, all of the public warrants were outstanding.

Pre-Funded Warrants

In connection with the Offering, the Company sold pre-funded warrants exercisable for 142,857 shares of common stock. Each pre-funded warrant has an initial exercise price equal to $0.0001 per share, subject to proportional adjustments in the event of stock splits, combinations (including reverse stock splits), or similar events. The pre-funded warrants may be exercised at any time and will not expire until exercised in full. The pre-funded warrants are subject to the same beneficial owner limitations as the public warrants.

The Company evaluated the pre-funded warrants and concluded that they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. The pre-funded warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria.

Accordingly, the Company allocated approximately $1.9 million of the proceeds remaining (after the allocation of proceeds to the liability-classified public warrants in the amount equal to their issuance date fair value) to the pre-funded warrants on a relative fair value basis for recognition in additional paid-in capital on the date of issuance. As of December 31, 2023, all of the pre-funded warrants remain outstanding.

VACCINEX, INC.

Notes to Financial Statements

Private Placement Warrants

In November 2023, pursuant to securities purchase agreements entered into with certain investors, the Company issued and sold private placement warrants to purchase 37,694 shares of common stock. Each private placement warrant has an initial exercise price equal to $1.75 per share, subject to proportional adjustments in the event of stock splits, combinations (including reverse stock splits), or similar events. The private placement warrants are immediately exercisable and expire five years from the date of issuance and the Company has the right to “call” any portion of the private placement warrants under the same conditions and terms as the public warrants. The private placement warrants are subject to the same beneficial ownership limitations as the public warrants and the pre-funded warrants.

In the event of a fundamental transaction, the private placement warrants may require the Company to make a payment based on a Black-Scholes pricing model valuation, using specific inputs, which preclude the instruments from being considered indexed to the Company’s own stock in accordance with ASC 815. Therefore, the private placement warrants are liability-classified and initially recorded at their respective issuance date fair values. As of December 31, 2023, all of the private placement warrants were outstanding.

10.
COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of December 31, 2023	As of December 31, 2022
Shares underlying outstanding stock options	14,323	8,285
Shares available for future stock option grants	528	1,823
Shares underlying outstanding public warrants	685,714	-
Shares underlying outstanding private placement warrants	37,694	-
Shares underlying outstanding pre-funded warrants	142,857	-
Total shares of common stock reserved	881,116	10,108

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

VACCINEX, INC.

Notes to Financial Statements

The Company initially reserved 2,024 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31 of the preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2023, 4,751 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	5,300	$1,164.96	6.8	$-
Granted	3,046	242.08	9.4
Exercised	-	-	-
Forfeited	(61)	667.66
Balance as of December 31, 2022	8,285	$829.32	7.1	$4
Granted	6,535	84.81	9.3
Exercised	-	-	-	-
Forfeited	(188)	302.87
Expired	(309)	3,129.00
Balance as of December 31, 2023	14,323	$446.93	7.7	$-
Exercisable as of December 31, 2023	6,682	$785.07	6.2	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the years ended December 31, 2023 and 2022 was $58.16 and $163.80 per share, respectively. The aggregate grant date fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $511,673 and $615,378, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2023 and 2022. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date. The intrinsic value of outstanding and exercisable awards at December 31, 2023 was nil.

As of December 31, 2023, and 2022, total unrecognized compensation cost related to stock options granted to employees was $448,511 and $561,198, respectively, which is expected to be recognized over a weighted-average period of 2.16 and 2.10 years as of December 31, 2023 and 2022, respectively.

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

VACCINEX, INC.

Notes to Financial Statements

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

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	3.9%	2.4%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$184	$205
General and administrative	290	340
Total stock-based compensation expense	$474	$545

VACCINEX, INC.

Notes to Financial Statements

12.
INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of December 31, 2023.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.7	5.1
Research and development credit, net	5.7	5.2
Non-deductible items and others	0.7	(0.3)
Change in valuation allowance	(33.1)	(31.0)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$78,525	$75,795
Research and development tax credits	23,809	22,721
Depreciation and amortization	6,529	3,627
Reserves and accruals	46	84
Other	607	510
Total deferred tax assets	109,516	102,737
Less: valuation allowance	(109,516)	(102,737)
Net deferred tax assets	-	-
Deferred tax liability:
Net deferred tax assets and liability	$-	$-

The Company’s valuation allowance increased by $6.6 million and by $6.3 million for the years ended December 31, 2023 and 2022, respectively, in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2023 and 2022. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance and the realization of the Company’s deferred tax assets.

As of December 31, 2023, the Company had federal and state operating loss carryforwards of $298.6 million and $310.8 million, which begin to expire in the years ending December 31, 2024 and 2034, respectively. The Company had federal research and development tax credit carryforwards of $23.8 million as of December 31, 2023. This credit began expiring in the year ending December 31, 2021.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the IRC), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state jurisdictions. The tax years from January 1, 2020 to December 31, 2023 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

VACCINEX, INC.

Notes to Financial Statements

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2023, and 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022

Options to purchase common stock	891	7,437
Public warrants to purchase common stock	165,839	-
Private placement warrants to purchase common stock	6,043	-

14.
EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 31, 2023, and 2022, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

15. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $181,000 and $175,000, respectively, for each of the years ended December 31, 2023, and 2022.

As discussed in Note 5, in November 2017, the Company entered into a research collaboration and license option agreement with Surface to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. At that time, J. Jeffrey Goater served as a member of the Company’s board of directors and the Chief Business Officer of Surface, Mr. Goater's term as a member of our board ended at our 2022 annual meeting of stockholders. He currently serves as a director of Surface. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended December 31, 2022 the Company recorded $50,000 of revenue as an annual maintenance fee for the exclusive product license. During the year ended December 31, 2023 the Company recorded $500,000 of revenue for a milestone for the first target. In 2023 Surface terminated this exclusive research license agreement, and therefore will not be required to pay the maintenance fee any longer. Surface Oncology has sublicensed this program for the second target to Coherus which is actively continuing phase 1/2 development. Coherus is now responsible for the maintenance fee.

On January 31, 2022, the Company entered into a stock purchase agreement pursuant to which the Company issued and sold to certain investors 41,656 shares of its common stock at a purchase price of $233.10 per share for aggregate gross proceeds of $9.7 million (“the January 2022 Private Placement”). FCMI Parent Co. ("FCMI") and Friedberg Global-Macro Hedge Fund Ltd. each purchased 8,580 shares of the Company's common stock for an aggregate purchase price of $4.0 million. Albert D. Friedberg, the Company’s chairman and beneficial owner of a majority of the Company’s outstanding common stock, controls FCMI, the Company's largest stockholder, and Friedberg Mercantile Group, the investment manager of the Friedberg Global-Macro Hedge Fund Ltd., which exercises voting and dispositive power over shares held directly by Friedberg Global-Macro Hedge Fund Ltd. Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of its board of directors, and Benbow Estates, which is controlled by Jacob Frieberg, a member of the Company’s board of directors, also purchased 8,580 and 429 shares of the Company's common stock for aggregate purchase prices of $2.0 million and $0.1 million, respectively, in the January 2022 Private Placement.

VACCINEX, INC.

Notes to Financial Statements

On November 18, 2022, and November 22, 2022, the Company entered into a stock purchase agreement and joinder thereto pursuant to which it issued and sold 34,012 shares of its common stock at a purchase price of $111.15 per share for aggregate gross proceeds of approximately $3.8 million (the "November 2022 Private Placement"). Vaccinex (Rochester), L.L.C.; FCMI; Gee Eff Services Limited, which is controlled by Jacob Frieberg, one of the Company's directors; and Gerald E. Van Strydonck, another of the Company's directors, purchased 26,315 shares of the Company’s common stock for aggregate purchase price of $2.9 million in the November 2022 Private Placement.

On March 30, 2023, the Company entered into a Stock Purchase Agreement, pursuant to which the Company issued and sold 23,693 shares of its common stock at a purchase price of $86.10 per share for aggregate gross proceeds of $2.04 million (the "March 2023 Private Placement”). FCMI and Vaccinex (Rochester) L.L.C. purchased 23,229 shares of the Company's common stock for an aggregate purchase price of $2.0 million in the March 2023 Private Placement. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

On May 12, 2023, pursuant to the March 2023 Stock Purchase Agreement, the Company issued and sold 37,660 shares of its common stock at a purchase price of $78.5988 per share for aggregate gross proceeds of $2.96 million. FCMI purchased 31,690 shares of the Company's common stock in relation to the May 12, 2023, sale for a purchase price of $2.51 million.

On September 20, 2023, the Company entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 17,781 shares of its common stock at a purchase price of $32.76 per share for aggregate gross proceeds of $0.58 million (the "September 2023 Private Placement”). Vaccinex (Rochester) L.L.C. purchased 9,768 shares of the Company's common stock in the September 2023 Private Placement for a purchase price of $0.32 million.

On October 3, 2023, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-274520), and a securities purchase agreement, as applicable, the Company issued and sold to certain investors (i) 542,857 shares of the Company’s common stock together with common warrants to purchase up to 542,857 shares of common stock and (ii) 142,857 pre-funded warrants to purchase up to 142,857 shares of common stock together with common warrants to purchase up to 142,857 shares of common stock, at a purchase price of $14.00 and $13.99, respectively, for aggregate gross proceeds of $9.6 million (“the October 2023 Offering”). FCMI and Vaccinex (Rochester) L.L.C. purchased 214,286 and 35,714 shares of our common stock and accompanying common warrants, respectively, in the October 2023 Offering for an aggregate purchase price of $3.5 million.

On November 2, 2023, the Company entered into Securities Purchase Agreements with certain investors from the August and September 2023 private placements, pursuant to which the Company issued and sold 37,694 warrants to purchase up to 37,694 shares of its common stock at a purchase price of $1.75 per warrant for aggregate gross proceeds of $70,000 (the "November Warrant Offering”). Vaccinex (Rochester) L.L.C. purchased 9,768 warrants in the November Warrant Offering for a purchase price of $17,000.

VACCINEX, INC.

Notes to Financial Statements

16.
SUBSEQUENT EVENTS

On February 6, 2024, Vaccinex, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the investors named therein (the “Investors”) an aggregate of (i) 274,182 shares (“Shares”) of the Company’s common stock (“Common Stock”) together with warrants (“Common Warrants”) to purchase up to 274,182 shares of Common Stock (“Warrant Shares”) at a combined price of $10.15 per Share and accompanying Common Warrant and (ii) pre-funded warrants (“Pre-Funded Warrants” and together with the Common Warrants, the “Warrants”, and such Warrants together with the Shares, the “Securities”) in lieu of Shares to purchase up to 90,363 Warrant Shares together with Common Warrants to purchase up to 90,363 Warrant Shares at a combined price of $10.1486 per Pre-Funded Warrant and accompanying Common Warrant (the “Private Placement”). The Private Placement closed on February 8, 2024 (the date of such closing, the “Closing Date”) for aggregate gross proceeds of approximately $3.7 million.

Each Pre-Funded Warrant will have an initial exercise price of $0.0014 per share, and each Common Warrant will have an initial exercise price of $14.00 per share. The Warrants will be immediately exercisable. The Pre-Funded Warrants may be exercised at any time until they are exercised in full, and the Common Warrants will expire five years from the date of issuance. The Company will have the right to “call” the exercise of any portion of a holder’s Common Warrants by delivering a call notice to the holder within 120 days after the Company publicly announces an increase in pepinemab treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan (the "Positive Data Release"). After delivery of a call notice, the Common Warrants will continue to be exercisable. Each Common Warrant will be canceled and no longer exercisable to the extent the holder fails to timely exercise the Common Warrant for the called portion thereof within 30 trading days following the Company’s issuance of a call notice, provided that to the extent the exercise of a called portion of a Common Warrant would cause the holder to hold Common Stock in excess of a specified beneficial ownership limitation, upon exercise of such portion, as set forth in the Common Warrant, instead of shares being issued, the exercise would result in the modification of the terms of such portion to be consistent with the terms of a Pre-Funded Warrant.

On March 28, 2024, the Company entered into a securities purchase agreement with Alzheimer’s Drug Discovery Foundation pursuant to which the Company sold shares of a newly designated series of convertible preferred stock, the Series A Preferred Stock, and warrants to purchase up to 229,057 shares of the Company’s common stock for an aggregate purchase price of $1.75 million. This transaction closed on March 29, 2024.

On March 27, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold 193,000 shares of the Company's common stock in a public offering together with warrants to purchase up to 193,000 shares of common stock in a concurrent private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.5 million. Separately on March 27, 2024, the Company entered into a securities purchase agreement in a different form pursuant to which the Company sold 159,683 shares of common stock and warrants to purchase up to 159,683 shares of common stock in a private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.25 million. FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of the Company’s board of directors purchased shares of the Company's common stock and accompanying warrants in the latter transaction. These transactions closed on March 28, 2024.

In March 2024, the Company entered into agreements with holders of the warrants issued in October and November 2023 and February 2024 pursuant to which the provisions that may require the Company to make a payment based on a Black-Scholes pricing model valuation, using specific inputs, and terms that provide for an adjustment in response to the occurrence or nonoccurrence of a specified event that is inconsistent with an implicit assumption in a standard valuation model, each of which preclude the instruments from being considered indexed to the Company's stock in accordance with ASC 815, were amended.