Form 10-K/A
period 2023-12-31
VACCINEX, INC.
filed 2024-04-25
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

Explanatory Note

Vaccinex, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2024, solely for the purpose of adding the conformed signature of Deloitte & Touche LLP to the Report of Independent Registered Public Accounting Firm (the “Audit Report”). The signed Audit Report was received by the Company prior to the Original Filing being filed with the SEC, but the conformed signature in the Audit Report was inadvertently omitted from the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 15. Exhibits, Financial Statement Schedules and certifications of the Company's Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

1

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

2

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

3

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaccinex, Inc.

Date: April 25, 2024	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	April 25, 2024
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Jill Sanchez, CPA	Chief Financial Officer	April 25, 2024
Jill Sanchez, CPA	(Principal Financial and Accounting Officer)

/s/ Albert D. Friedberg	Chairman of the Board	April 25, 2024
Albert D. Friedberg

/s/ Chrystyna Bedrij Stecyk	Director	April 25, 2024
Chrystyna Bedrij Stecyk

/s/ Jacob B. Frieberg	Director	April 25, 2024
Jacob B. Frieberg

/s/ Bala S. Manian, Ph.D.	Director	April 25, 2024
Bala S. Manian, Ph.D.

/s/ Gerald E. Van Strydonck	Director	April 25, 2024
Gerald E. Van Strydonck

/s/ Barbara Yanni	Director	April 25, 2024
Barbara Yanni

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vaccinex, Inc.:

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

/s/ Deloitte & Touche LLP

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