Form 10-Q
period 2024-03-31
VACCINEX, INC.
filed 2024-05-15
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 1,584,300 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,972	$1,535
Accounts receivable	2,775	961
Prepaid expenses and other current assets	1,312	853
Derivative asset	95	-
Total current assets	7,154	3,349
Property and equipment, net	110	136
Operating lease right-of-use asset	103	146
TOTAL ASSETS	$7,367	$3,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,329	$2,039
Accrued expenses	1,880	1,242
Deferred revenue	59	63
Current portion of long-term debt	76	75
Operating lease liability	103	146
Warrant liability	259	2,351
Total current liabilities	4,706	5,916
Long-term debt	6	26
TOTAL LIABILITIES	4,712	5,942
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Convertible preferred stock (Series A), par value of $0.001 per share; 10,000,000 shares authorized, 10 shares issued and outstanding as of March 31, 2024, and no shares authorized, issued or outstanding as of December 31, 2023; with aggregate liquidation preference of $1,750,000 and $0 as of March 31, 2024 and December 31, 2023, respectively	1,236	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2024, and December 31, 2023; 1,584,305 and 892,622 shares issued as of March 31, 2024 and December 31, 2023, respectively; 1,584,300 and 892,617 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	345,253	337,627
Treasury stock, at cost; 5 shares of common stock as of March 31, 2024, and December 31, 2023, respectively	(11)	(11)
Accumulated deficit	(343,824)	(339,927)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	2,655	(2,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,367	$3,631

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenue	$104	$550
Costs and expenses:
Research and development	3,383	3,812
General and administrative	1,795	1,724
Total costs and expenses	5,178	5,536
Loss from operations	(5,074)	(4,986)
Financing costs - warrant liabilities	(28)	-
Change in fair value of warrant liabilities	1,206	-
Other income (expense), net	(1)	24
Loss before provision for income taxes	(3,897)	(4,962)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(3,897)	$(4,962)
Comprehensive loss	$(3,897)	$(4,962)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(2.94)	$(20.89)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	1,327,257	237,527

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2023	-	$-	237,532	$-	$324,880	5	$(11)	$(319,676)	$5,193
Issuance of common stock	-	-	23,693	-	2,040	-	-	-	2,040
Stock-based compensation	-	-	-	-	129	-	-	-	129
Net loss	-	-	-	-	-	-	-	(4,962)	(4,962)
Balance as of March 31, 2023	-	$-	261,225	$-	$327,049	5	$(11)	$(324,638)	$2,400

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2024	-	$-	892,622	$-	$337,627	5	$(11)	$(339,927)	$(2,311)
Issuance of common stock	-	-	64,816	-	2	-	-	-	2
Stock-based compensation	-	-	-	-	96	-	-	-	96
Issuance of common stock and pre-funded warrants in private placement offerings	-	-	626,867	1	4,223	-	-	-	4,224
Issuance of warrants in private placement offerings	-	-	-	-	750	-	-	-	750
Issuance of warrants-ADDF	-	-	-	-	556	-	-	-	556
Issuance of preferred stock-ADDF	10	1,236	-	-	-	-	-	-	1,236
Reclassification of public warrants, as amended	-	-	-	-	1,199	-	-	-	1,199
Reclassification of private placement warrants, as amended	-	-	-	-	800	-	-	-	800
Net loss	-	-	-	-	-	-	-	(3,897)	(3,897)
Balance as of March 31, 2024	10	$1,236	1,584,305	$1	$345,253	5	$(11)	$(343,824)	$2,655

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,897)	$(4,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	31
Stock-based compensation	96	129
Change in fair value of warrant liability	(1,206)	-
Changes in operating assets and liabilities:
Accounts receivable	(64)	175
Prepaid expenses and other current assets	(459)	(183)
Accounts payable	290	(425)
Accrued expenses	585	195
Deferred revenue	(4)	-
Net cash used in operating activities	(4,632)	(5,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(49)
Net cash used in investing activities	-	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, and pre-funded warrants in private placement offerings	2,529	-
Proceeds from issuance of warrants in private placement offerings	1,113	-
Proceeds from private offering of common stock	-	2,040
Payments of long-term debt	(19)	(19)
Proceeds from issuance of common stock, and private placement warrants	2,446	-
Net cash provided by financing activities	6,069	2,021
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,437	(3,068)
CASH AND CASH EQUIVALENTS–Beginning of period	1,535	6,391
CASH AND CASH EQUIVALENTS–End of period	$2,972	$3,323
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock included in Accounts Receivable	$1,141	$-
Issuance of private placement warrants included in Accounts Receivable	$556
Issuance costs of preferred stock and private placement warrants included in Accrued expenses	$(53)	$-

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such a time it can generate significant revenue from the commercialization of its product candidates. The Company reported cash used in operations of $4.6 million for the three months ended March 31, 2024, and an accumulated deficit of $343.8 million as of March 31, 2024. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the condensed financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 2, 2024.

Common Stock Reverse Splits

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

Use of Estimates

These condensed financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amount of expenses during the reporting period. Such management estimates include those relating to assumptions used in the valuation of stock option awards, valuation of the warrant liabilities, valuation of the derivative asset, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Convertible Preferred Stock

In March 2024, the Company issued shares of a newly designated series of convertible preferred stock (see Note 9). The convertible preferred stock contained embedded redemption features requiring bifurcation and separate accounting apart from the convertible preferred stock host instrument. The Company recorded the fair value of the embedded redemption features as a derivative asset on the Company’s balance sheets in accordance with ASC Topic 815, Derivatives and Hedging. See Note 4 for the key inputs used in the fair value measurements of the derivative asset.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, derivative asset, accounts payable, accrued liabilities, long-term debt, warrant liabilities, and convertible preferred stock. Cash, accounts receivable, accounts payable, accrued liabilities, debt,and convertible preferred stock are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts. Warrant liabilities and the derivative asset are measured at fair value on a recurring basis with the assumptions discussed in Note 4.

Concentration of Credit Risk, Other Risks and Uncertainties

The Company is subject to a number of risks, including, but not limited to, the lack of available capital; the possible delisting of our common stock from Nasdaq; possible failure of preclinical testing or clinical trials; inability to obtain regulatory approval of product candidates; competitors developing new technological innovations; potential interruptions in the manufacturing and commercial supply operations; unsuccessful commercialization strategy and launch plans for its proprietary drug candidates; risks inherent in litigation, including purported class actions; market acceptance of the Company’s products; and protection of proprietary technology.

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

Note 3. BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Leasehold improvements	$3,277	$3,277
Research equipment	3,351	3,351
Furniture and fixtures	350	350
Computer equipment	250	250
Property and equipment, gross	7,228	7,228
Less: accumulated depreciation and amortization	(7,118)	(7,091)
Property and equipment, net	$110	$136

Depreciation expense related to property and equipment was $27,000 and $31,000 for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023

Accrued clinical trial cost	$1,128	$853
Accrued payroll and related benefits	301	295
Accrued consulting and legal	411	58
Accrued other	40	36
Accrued expenses	$1,880	$1,242

Note 4. FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recorded at fair value on a nonrecurring basis in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, long-term debt, and convertible preferred stock. Cash, accounts receivable, accounts payable, accrued liabilities, debt, and convertible preferred stock are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards also apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its cash equivalents deposited in money market funds, warrant liabilities, and the derivative asset. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$12	$12	$-	$-
Derivative asset	95	-	-	95
Total Financial Assets	$107	$12	$-	$95

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$1,337	$1,337	$-	$-
Total Financial Assets	$1,337	$1,337	$-	$-

	As of March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$237	$-	$-	$237
Warrant liabilities - private placement warrants	22	-	-	22
Total Financial Liabilities	$259	$-	$-	$259

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$2,275	$-	$-	$2,275
Warrant liabilities - private placement warrants	76	-	-	76
Total Financial Liabilities	$2,351	$-	$-	$2,351

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during either of the three months ended March 31, 2024 and 2023.

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

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities at March 31, 2024, were as follows:

	Public Warrants		Private Placement Warrants
	Low	High	Low	High
Risk-free interest rate	3.81%	5.30%	3.81%	5.30%
Volatility	106%	130%	105%	130%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.51	4.76	0.51	5.01
Share price	$7.410	$9.310	$7.410	$9.310

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities at December 31, 2023, were as follows:

	Public Warrants		Private Placement Warrants
	Low	High	Low	High
Risk-free interest rate	3.81%	5.42%	3.81%	5.33%
Volatility	99%	113%	102%	113%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.75	5.01	0.75	5.01
Share price	$9.310	$13.160	$9.310	$12.880

The following table summarizes the changes in fair value of the Company’s warrant liabilities that is recognized in the change in fair value of the warrant liabilities in the accompanying condensed statements of operations and comprehensive loss during the three months ended March 31, 2024 (in thousands):

	Public Warrants	Private Placement Warrants	Total
Warrant liabilities as of January 1, 2024	$2,275	$76	$2,351
Issuance of warrants	-	1,113	1,113
Reclassified as equity	(1,199)	(800)	(1,999)
Change in fair value	(839)	(367)	(1,206)
Warrant liabilities as of March 31, 2024	$237	$22	$259

There were no warrant liabilities reported in the Company's condensed balance sheet at March 31, 2023 or change in fair value of warrant liabilities in the accompanying condensed statements of operations and comprehensive loss during the three months ended March 31, 2023.

Fair Value Measurement of the Derivative Asset

The fair value of the derivative asset is determined using a binomial lattice valuation model (“BLM”). The application of the BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of the Company’s derivative asset. The following table provides quantitative information regarding measurement inputs used to estimate the fair value of the Level 3 asset at March 31, 2024:

Risk-free interest rate	4.97%
Expected volatility	40.00%
Expected term (in years)	1.00
Exercise price (per share)	$7.77
Number of shares	10

The following table presents the changes in the derivative asset during the three months ended March 31, 2024 (in thousands):

Derivative asset as of January 1, 2024	$-
Issuance of convertible preferred stock	95
Change in fair value	-
Derivative asset as of March 31, 2024	$95

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

Note 6. COMMITMENTS AND CONTINGENCIES

Nasdaq Deficiency Notice

On April 11, 2024, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that based on the financial statements contained in its Form 10-K for the year-ended December 31, 2023, it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”), and may be subject to delisting.

The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company until May 13, 2024, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). The Company timely submitted a Compliance Plan to Nasdaq to regain compliance with the Equity Standard. While there is no certainty we will be granted additional time, we may receive a compliance period, typically of no more than 180 days, to regain compliance with the Equity Standard.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2024 and December 31, 2023 the Company was not involved in any material legal proceedings.

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

The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on the condensed balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company uses its incremental borrowing rate for the applicable lease, which was 7.0%. The Company recognizes lease expense on a straight-line basis over the remaining lease term.

As of March 31, 2024, the future minimum payments for the operating leases total $105,337, less imputed interest of $2,415, for an operating lease liability of $102,922. For the three months ended March 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $45,144 and $45,144, respectively.

Lease expense incurred under the operating lease for the three month periods ended March 31, 2024 and 2023 was $45,144 and $45,144 respectively. Lease expense is a component of general and administrative expense.

Note 8. LONG-TERM DEBT

On May 8, 2020, the Company received a loan under the Small Business Administration's Paycheck Protection Program (the "PPP Loan") in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334. The Company has recorded interest expense of $248 and $423 for the three month periods ended March 31, 2024 and 2023, respectively, on its condensed statements of operations and comprehensive loss.

Note 9. CONVERTIBLE PREFERRED STOCK

On March 28, 2024, the Company entered into a securities purchase agreement with the Alzheimer’s Drug Discovery Foundation pursuant to which the Company sold shares of a newly designated series of convertible preferred stock, the Series A Preferred Stock, and warrants to purchase up to 229,057 shares of the Company’s common stock (“ADDF Warrants”) for an aggregate purchase price of $1.75 million. Our Series A Preferred Stock is convertible at the election of the holder at any time after the public announcement by the Company of top-line data from its SIGNAL-AD Alzheimer’s disease study (the “Data Release”) into shares of common stock at a conversion price equal to the greater of (a) $7.77 per share of common stock and (b)(i) the volume weighted average price of the common stock for the last three trading days prior to delivery of the conversion notice if the common stock is traded on a trading market or if its prices are reported on OTCQB or OTCQX, (ii) the most recent bid price of the common stock if it is then traded on The Pink Open Market, or (iii) in all other cases the fair market value of the common stock as determined by an independent appraiser, which conversion right is subject to termination on the last full day preceding the proposed effective date for exercise of the Company’s redemption right or the date fixed for redemption upon a Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the company including a merger or sale of substantially all of the Company’s assets) or on a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is non-voting, has no mandatory redemption, and carries an annual 5% cumulative dividend, increasing by 2% each year, which dividend rate shall not exceed 12%. The Series A Preferred Stock will also participate on an as-converted basis in any regular or special dividends paid to holders of our common stock.

In addition, the Series A Preferred Stock has a liquidation preference equal to the greater of (i) $175,000 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock (the “Original Share Price”), plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event.

The Company also agreed that so long as the Series A Preferred Stock is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series A Preferred Stock, (i) amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series A Preferred Stock or (ii) until March 29, 2026, incur any indebtedness for borrowed money in excess of $1.0 million.

The Company has the right to redeem the Series A Preferred Stock at a price equal to the Original Share Price per share at any time after a public announcement of an increase in pepinemab-treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by [18F]fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan, provided that (i) the holder is not in possession of any material nonpublic information that was provided by the Company or any of its directors, directors, employees, agents, or affiliates and (ii) there is an effective resale registration statement on file covering the underlying common stock.

The Series A Preferred Stock have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount of approximately $0.48 million is therefore being amortized over four years using the effective yield method. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A Preferred Stock.

Each share of Series A Preferred Stock contains redemption features which allow for the redemption of the Series A Preferred Stock in the event of a voluntary or involuntary liquidation, dissolution, winding up of the Company, or Deemed Liquidation Event, as defined in the certificate of designations (“liquidation events”). Upon the occurrence of such qualifying liquidation event, the Series A Preferred Stock holder shall be entitled to receive cash or assets of the Company before any distribution or payment may be made to or set apart for the holders of common stock in an amount per share of Series A Preferred Stock equal to, or greater of, (i) $175,000 plus all accrued and unpaid dividends thereon, whether or not declared (the "Liquidation Preference”); or (2) the amount per share the holder would receive if such holder converted the shares of Series A Preferred Stock immediately prior to the date of such payment, with certain additional conditions.

The embedded redemption features require the Company to settle the Series A Preferred Stock at the Liquidation Preference amount upon the occurrence of certain qualifying liquidation events, The holder’s exercise of the embedded conversion feature when the volume weighted average price of the Common Stock for the last three trading days is greater than $7.77, as defined in the certificate of designations, settles the Series A Preferred Stock through the issuance of a variable number of Common Stock in a fixed monetary amount of $175,000 per share. As these embedded features provide for settlement in nominal amounts not associated with its underlyings, the embedded features each meet the definition of a derivative.

Under ASC 815, certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded (Note 2). The Company has concluded that the redemption features and the holder’s option to convert when the volume weighted average price of the Common Stock for the last three trading days is greater than $7.77, as defined in the certificate of designations, constitute embedded derivative and, therefore, require bifurcation from the Series A Preferred Stock.

In the event of any liquidation or deemed liquidation event, as defined in the certificate of designations, before any distribution or payment may be made to or set apart for the holders of common stock, the Series A Preferred Stock holder is entitled to receive assets from the Company equal to $175,000 plus all accrued and unpaid dividends thereon, whether or not declared, per share for a total liquidation value of $1.75 million as of March 31, 2024. These redemption provisions were determined to represent embedded derivatives requiring bifurcation from the Series A Preferred Stock.

Upon initial issuance, the Company recorded the fair value of the embedded derivatives in the amount of $95 thousand as a derivative asset and premium on the Series A Preferred Stock. The derivative is adjusted to fair value at each reporting period with the change in the fair value recorded in earnings.

Each ADDF Warrant has an initial exercise price of $7.64 per share, is immediately exercisable, and expires March 29, 2029. The Company will have the right to “call” the exercise of any portion of a holder’s ADDF Warrants by delivering a call notice to the holder at any time after the Positive Data Release. After delivery of a call notice, the ADDF Warrants will continue to be exercisable. Each ADDF Warrant will be canceled and no longer exercisable to the extent the holder fails to timely exercise the ADDF Warrant for the called portion thereof within 30 trading days following the Company’s issuance of a call notice.

The Company evaluated the ADDF Warrants and concluded they met the criteria to be classified within stockholders’ equity within additional paid-in-capital because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria.

Accordingly, based upon the relative fair values of the instruments on the date of issuance, the Company allocated approximately $0.57 million of the gross proceeds to the ADDF Warrants and $1.18 million of the gross proceeds to the Series A Preferred Stock which is net of $95 thousand, attributed to the derivative asset. The $1.75 million of proceeds are included in accounts receivable on the Company's condensed balance sheet as of March 31, 2024, as the $1.75 million of proceeds were received by the Company on April 1, 2024.

Note 10. WARRANTS

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

The Company has the right to “call” any portion of a holder’s public warrants by delivering a call notice to the holder within 30 days after Company publicly announces an increase in pepinemab-treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by [18F]fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan (the “Positive Data Release”). After delivery of a call notice, the public warrants will continue to be exercisable. Each public warrant will be canceled and no longer exercisable to the extent the holder fails to timely exercise the public warrant for the called portion thereof within 20 trading days following the Company’s issuance of a call notice.

In the event of a fundamental transaction, the public warrants required the Company to make a payment based on a Black-Scholes pricing model valuation, using specific inputs that precluded the instruments from being considered indexed to the Company’s own stock in accordance with ASC 815. The public warrants also contained certain terms that provided for an adjustment in response to the occurrence or nonoccurrence of a specified event that is inconsistent with an implicit assumption in a standard valuation model, which also precluded the instruments from being considered indexed to the Company’s stock in accordance with ASC 815. Therefore, upon issuance, the Company accounted for the public warrants as liabilities, which were recorded at the issuance date fair value of approximately $3.5 million.

In March 2024, the Company entered into warrant amendment agreements with holders of approximately 83% of the public warrants issued in the Offering to amend aforementioned terms in the public warrants. The public warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. As a result, 572,139 of the public warrants, as amended, issued in the Offering were reclassified as equity, based on the guidance provided under ASC 815-40. The public warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.7 million in the Company's condensed statements of operations and comprehensive loss for the three months ended March 31, 2024. In addition, $1.2 million of public warrant liabilities were reclassified as equity in the Company's condensed statements of stockholders' equity (deficit) for the three months ended March 31, 2024.

As of March 31, 2024, all of the public warrants were outstanding.

Private Placement Warrants

In November 2023, pursuant to securities purchase agreements entered into with certain investors, the Company issued and sold private placement warrants to purchase 37,694 shares of common stock. Each private placement warrant has a purchase price equal to $1.75 per share, subject to proportional adjustments in the event of stock splits, combinations (including reverse stock splits), or similar events. The private placement warrants are immediately exercisable and expire five years from the date of issuance and the Company has the right to “call” any portion of the private placement warrants under the same conditions and terms as the public warrants. The private placement warrants are subject to the same beneficial ownership limitations as the public warrants and the pre-funded warrants. Upon issuance, the private placement warrants were precluded from being considered indexed to the Company’s own stock in accordance with ASC 815. Therefore, at issuance, the private placement warrants were liability-classified and recorded at their respective issuance date fair values.

On February 6, 2024, the Company entered into a securities purchase agreement pursuant to which we issued and sold 274,182 shares of our common stock together with private placement warrants to purchase up to 274,182 shares of common stock and (ii) pre-funded warrants to purchase up to 90,363 shares of common stock together with private placement warrants to purchase up to 90,363 shares of our common stock (the “February 2024 SPA”). Each private placement warrant is immediately exercisable and has an initial exercise price of $14.00 per share. The shares of common stock and accompanying private placement warrants were sold at a combined price of $10.15 per share and the accompanying private placement warrants, and the pre-funded warrants and accompanying private placement warrants were sold at a combined price of $10.1486 per pre-funded warrant and accompanying private placement warrant, for aggregate gross proceeds of approximately $3.7 million.

The Company has the right to “call” the exercise of any portion of a holder’s private placement warrants by delivering a call notice to the holder within 30 days, in the case of the November private placement warrants, or 120 days in the case of the February private placement warrants, after the Positive Data Release. After delivery of a call notice, the private placement warrants will continue to be exercisable. Each private placement warrant will be canceled and no longer exercisable to the extent the holder fails to timely exercise the private placement warrant for the called portion thereof within 20 trading days, in the case of the November private placement warrants, or 30 trading days in the case of the February private placement warrants, following the Company’s issuance of a call notice, provided that to the extent the exercise of a called portion of a private placement warrant would cause the holder to hold common stock in excess of a specified beneficial ownership limitation, upon exercise of such portion, as set forth in the private placement warrant, instead of shares being issued, the exercise would result in the modification of the terms of such portion to be consistent with the terms of the pre-funded warrant. Upon issuance, the private placement warrants were precluded from being considered indexed to the Company’s own stock in accordance with ASC 815. Therefore, at issuance, the private placement warrants were liability-classified and recorded at their issuance date fair value.

In March 2024, the Company entered into warrant amendment agreements with holders of 100% of the private placement warrants issued in November 2023 and holders of 97% of the private placement warrants issued in the February 2024 SPA to amend the aforementioned terms in the private placement warrants. As a result, 354,693 of the November 2023 and February 2024 SPA private placement warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. The Company reclassified $0.8 million of the amended private placement warrants, as equity, in the Company's condensed statements of stockholders' equity/deficit for the three months ended March 31, 2024 based on the guidance provided under ASC 815-40. The private placement warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.36 million in the Company's condensed statements of operations and comprehensive loss for the three months ended March 31, 2024.

On March 27, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold 193,000 shares of the Company's common stock in a public offering together with private placement warrants to purchase up to 193,000 shares of common stock in a concurrent private placement at a combined price of $7.77 per share and accompanying private placement warrant for an aggregate purchase price of approximately $1.5 million. Separately on March 27, 2024, the Company entered into a securities purchase agreement in a different form pursuant to which the Company sold 159,683 shares of common stock and private placement warrants to purchase up to 159,683 shares of common stock in a private placement at a combined price of $7.77 per share and accompanying private placement warrant for an aggregate purchase price of approximately $1.25 million.

The Company evaluated the March 2024 private placement warrants and concluded that they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. These private placement warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria.

Accordingly, the Company allocated approximately $0.84 million of the proceeds remaining (after the allocation of proceeds to the common stock in the amount equal to their issuance date fair value) to the March private placement warrants on a relative fair value basis for recognition in additional paid-in capital on the date of issuance.

In connection with the securities purchase agreement with the Alzheimer’s Drug Discovery Foundation, the Company sold ADDF Warrants to purchase up to 229,057 shares of common stock. Each ADDF Warrant has an initial exercise price equal to $7.64 per share, subject to proportional adjustments in the event of stock splits, combinations (including reverse stock splits), or similar events. These ADDF Warrants are immediately exercisable and will expire on March 29, 2029.

The Company evaluated the ADDF Warrants and concluded they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. The ADDF Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria.

Accordingly, based upon the relative fair values of the instruments on the date of issuance, the Company allocated approximately $0.57 million of the gross proceeds to the ADDF Warrants and $1.18 million of the gross proceeds to the Series A Preferred Stock which is net of $95 thousand, attributed to the derivative asset.

As of March 31, 2024, all of the private placement warrants were outstanding.

Pre-Funded Warrants

In connection with the February 2024 SPA, the Company sold pre-funded warrants exercisable for 90,363 shares of common stock. Each pre-funded warrant has an initial exercise price equal to $0.0014 per share, subject to proportional adjustments in the event of stock splits, combinations (including reverse stock splits), or similar events. The pre-funded warrants may be exercised at any time and will not expire until exercised in full. The pre-funded warrants are subject to the same beneficial owner limitations as the private placement warrants.

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

Accordingly, the Company allocated approximately $0.9 million of the proceeds remaining (after the allocation of proceeds to the liability-classified private placement warrants in the amount equal to their issuance date fair value) to the pre-funded warrants on a relative fair value basis for recognition in additional paid-in capital on the date of issuance.

As of March 31, 2024, all of the pre-funded warrants were outstanding.

Note 11. COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuance:

	As of March 31, 2024	As of December 31, 2023
Shares underlying outstanding stock options	19,111	14,323
Shares available for future stock option grants	18,570	528
Shares underlying outstanding public warrants	685,714	685,714
Shares underlying outstanding private placement warrants	983,981	37,694
Shares underlying convertible preferred stock-if converted	225,225	-
Shares underlying outstanding pre-funded warrants	233,220	142,857
Total shares of common stock reserved	2,165,820	881,116

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

The Company initially reserved 2,024 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, effective January 1, 2020 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% of the total number of issued and outstanding shares of the Company’s common stock as of December 31 of the preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2024, 17,849 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	14,323	$446.93	7.7	$-
Granted	5,365	8.21	10.0
Exercised	-	-	-	-
Forfeited	(565)	626.18
Expired	(12)	3,129.00
Balance as of March 31, 2024	19,111	$316.90	8.2	$-
Exercisable as of March 31, 2024	7,055	$712.15	6.3	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the three months ended March 31, 2024 and 2023 was $5.70 and $60.90 per share, respectively. The aggregate grant date fair value of stock options that vested during the three months ended March 31, 2024 and 2023 was $70,586 and $121,585, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2024 and December 31, 2023. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of March 31, 2024 and December 31, 2023, total unrecognized compensation cost related to stock options granted to employees was $337,032 and $448,511, respectively, which is expected to be recognized over a weighted-average period of 3.37 and 2.16 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$42	$51
General and administrative	54	78
Total stock-based compensation expense	$96	$129

Note 13. INCOME TAXES

No provision for income taxes was recorded in either of the three month periods ended March 31, 2024 and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2024.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 31, 2024 and December 31, 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023

Options to purchase common stock	14,722	8,196
Public warrants to purchase common stock	685,714	-
If-converted common shares from convertible preferred stock	9,900	-
Private placement warrants to purchase common stock	275,584	-

Note 15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of March 31, 2024 and December 31, 2023, all long-lived assets are located in the United States.

Note 16. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under the operating lease was $45,144 for each of the three month periods ended March 31, 2024 and 2023.

On March 30, 2023, the Company entered into a Stock Purchase Agreement, pursuant to which the Company issued and sold 23,693 shares of its common stock at a purchase price of $86.10 per share for aggregate gross proceeds of $2.04 million (the "March 2023 Private Placement”). FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of the Company’s board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, the Company’s President, Chief Executive Officer, and a member of the Company’s board of directors, purchased 23,229 shares of the Company's common stock for an aggregate purchase price of $2.0 million in the March 2023 Private Placement. In addition, FCMI made a binding commitment in the Stock Purchase Agreement to purchase, on or prior to May 15, 2023, up to an additional $2.96 million of shares of the Company's common stock, less the aggregate purchase price of securities of the Company other than the shares sold by the Company to investors other than FCMI and its affiliates after the closing and on or prior to May 15, 2023, and subject to the terms and conditions of the Stock Purchase Agreement.

On March 27, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold 193,000 shares of the Company's common stock in a public offering together with warrants to purchase up to 193,000 shares of common stock in a concurrent private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.5 million. Separately on March 27, 2024, the Company entered into a securities purchase agreement in a different form pursuant to which the Company sold 159,683 shares of common stock and warrants to purchase up to 159,683 shares of common stock in a private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.25 million. FCMI and Vaccinex (Rochester) L.L.C. purchased shares of the Company's common stock and accompanying warrants in the latter transaction. These transactions closed on March 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q, or this Report, to the “Company,” “we,” “our,” or “us” mean Vaccinex, Inc. and its subsidiaries except where the context otherwise requires You should read the following discussion and analysis of financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Report, as well as the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Annual Report.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and other parts of this Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “believes,” “estimates,” “potential,” “intend” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

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

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors identified in the “Risk Factors” section of this Report, and in Part I, Item 1A of the Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission, or SEC. The forward-looking statements speak only as of the date they were made. Except as required by law, after the date of this Report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all of our forward-looking statements by the foregoing cautionary statements.

Common Stock Reverse Splits

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

Our lead platform technologies include our SEMA4D antibody platform and our ActivMAb antibody discovery platform. Our lead product candidate, pepinemab, is currently in clinical development for the treatment of Alzheimer’s disease, head and neck, pancreatic and breast cancer, through our efforts or through investigator-sponsored trials. Our additional product candidates, VX5 (CXCL13 Mab) and CXCR5 Mab are in earlier stages of development and were selected using our ActivMAb platform. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from sales of our product candidates to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $3.9 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, and December 31, 2023, we had cash and cash equivalents of $3.0 million and $1.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed financial statements for the three months ended March 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements.

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

Our cash and cash equivalents were $3.0 million and total current assets were $7.15 million at March 31, 2024, which will be insufficient to fund our planned operations through one year of the date that these condensed financial statements are available for issuance. See Note 1 of our unaudited condensed financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

Nasdaq Deficiency Notice

On April 11, 2024, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that based on the financial statements contained in its Form 10-K for the year-ended December 31, 2023, it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”) , and may be subject to delisting. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company until May 13, 2024, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). The Company timely submitted a Compliance Plan to Nasdaq to regain compliance with the Equity Standard. While there is no certainty we will be granted additional time, we may receive a compliance period, typically of no more than 180 days, to regain compliance with the Equity Standard. As of March 31, 2024, we had a stockholders' equity of $2.7 million, which exceeds the minimum stockholders’ equity required under the Equity Standard. However, Nasdaq has discretion in determining compliance with the Equity Standard to consider the Company’s historic use of cash. If the Company fails to regain compliance with the Nasdaq continued listing standards, after any compliance period, if granted, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

Corporate Update

On February 27, 2024, Scott E. Royer notified the Company of his decision to retire from his position as the Company’s Chief Financial Officer effective March 14, 2024. Mr. Royer’s retirement and resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices or to any issues regarding its accounting or financial policies or practices. Upon his retirement, Mr. Royer ceased serving as our and Principal Financial Officer and Principal Accounting Officer. Pursuant to the Company’s succession plan for Mr. Royer, effective upon Mr. Royer’s retirement on March 14, 2024, Jill Sanchez began serving as the Company’s Interim Chief Financial Officer and as its Principal Financial Officer and Principal Accounting Officer. The Board appointed Ms. Sanchez as Chief Financial Officer on a non-interim basis on March 21, 2024.

Clinical Update

The Company initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD. On March 28, 2024, we entered into a second agreement with Alzheimer’s Drug Discovery Foundation pursuant to which we sold shares of a newly designated series of convertible preferred stock, our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock for an aggregate purchase price of $1.75 million. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. On April 25, the Company provided an update regarding plans for analysis of biomarkers and clinical outcome measures during a presentation at 12th Annual Alzheimer’s & Parkinson’s Drug Development Summit. It is anticipated that all 50 participants will have completed 12-months of treatment by June 30, 2024, and SIGNAL-AD topline data will be reported in the third quarter of 2024.

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

In January and March 2024 the Company and its collaborators presented posters at the ASCO Gastrointestinal Cancers Symposium and the Society for Surgical Oncology Annual Meeting, respectively:

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

Financial Overview

Revenue

To date, we have not generated any revenue from sales of our product candidates. The Company recorded service revenue of $104,000 and $50,000 during the three months ended March 31, 2024 and 2023, respectively, and $500,000 in revenue during the three months ended March 31, 2023 from our collaboration agreement with Surface Oncology.

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

	Three Months Ended March 31,
	2024		2023
	(in thousands)%		(in thousands)%
Clinical trial costs	$1,586	47%	$2,178	57%
Wages, benefits, and related costs	1,201	36%	1,189	31%
Preclinical supplies and equipment depreciation	446	13%	363	10%
Consulting, non-clinical trial services, and other	150	4%	82	2%
Total research and development expenses	$3,383		$3,812

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

Our current research and development activities primarily relate to clinical development in the following indications:

•
Alzheimer’s Disease. We initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. This trial is based on evidence from the

SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. It is anticipated that all 50 participants will have completed 12-months of treatment by June 30, 2024, and SIGNAL-AD topline data will be reported in the third quarter of 2024.
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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$104	$550
Costs and expenses:
Research and development	3,383	3,812
General and administrative	1,795	1,724
Total costs and expenses	5,178	5,536
Loss from operations	(5,074)	(4,986)
Financing costs - warrant liabilities	(28)	-
Change in fair value of warrant liabilities	1,206	-
Other (expense) income, net	(1)	24
Loss before provision for income taxes	(3,897)	(4,962)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc.	$(3,897)	$(4,962)

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

The Company recorded service revenue of $104,000 and $50,000 during the three months ended March 31, 2024 and 2023, respectively, and $500,000 in revenue during the three months ended March 31, 2023 from our collaboration agreement with Surface Oncology.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$3,383	$3,812	$(429)	(11)%
General and administrative	1,795	1,724	71	4%
Total operating expenses	$5,178	$5,536	$(358)	(6)%

Research and Development. Research and development expenses in the three months ended March 31, 2024 decreased by $0.43 million, or 11%, compared to the three months ended March 31, 2023.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the three months ended March 31, 2024 increased by $0.071 million, or 4%, compared to the three months ended March 31, 2023. This increase was attributable to increased legal and patent related services.

Liquidity and Capital Resources

To date, we have not generated any revenue from sales of our product candidates. Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed financial statements. During the three months ended March 31, 2024 and the year-ended December 31, 2023, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements, including through our ActivMAb platform. See Note 1 of our unaudited condensed financial statements. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements.

During the three months ended March 31, 2024, the Company sold 208 shares, of the Company’s common stock at a weighted average price per share of $10.30 through the Open Market Sale Agreement, for net proceeds of $2,077, respectively.

Additionally, during the three months ended March 31, 2024 the Company received aggregate gross proceeds of approximately $6.1 million from (i) private placements of 433,865 shares of common stock, 90,363 pre-funded warrants and 717,228 warrants to purchase shares of common stock, and (ii) a public offering of 193,000 shares of common stock.

Series A Preferred Stock

On March 28, 2024, we sold shares of a newly designated series of our preferred stock, the Series A Preferred Stock. Our Series A Preferred Stock is convertible at the election of the holder at any time after the public announcement by the Company of top-line data from its SIGNAL-AD Alzheimer’s disease study (the “Data Release”) into shares of common stock at a conversion price equal to the greater of (a) $7.77 per share of common stock and (b)(i) the volume weighted average price of the common stock for the last three trading days prior to delivery of the conversion notice if the common stock is traded on a trading market or if its prices are reported on OTCQB or OTCQX, (ii) the most recent bid price of the common stock if it is then traded on The Pink Open Market, or (iii) in all other cases the fair market value of the common stock as determined by an independent appraiser, which conversion right is subject to termination on the last full day preceding the proposed effective date for exercise of the Company’s redemption right or the date fixed for redemption upon a Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the company including a merger or sale of substantially all of the Company’s assets) or on a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is non-voting, has no mandatory redemption, and carries an annual 5% cumulative dividend, increasing by 2% each year, which dividend rate shall not exceed 12%. The Series A Preferred Stock will also participate on an as-converted basis in any regular or special dividends paid to holders of our common stock.

In addition, the Series A Preferred Stock has a liquidation preference equal to the greater of (i) $175,000 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock (the “Original Share Price”), plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event.

The Company also agreed that so long as the Series A Preferred Stock is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series A Preferred Stock, (i) amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series A Preferred Stock or (ii) until March 29, 2026, incur any indebtedness for borrowed money in excess of $1.0 million.

The Company has the right to redeem the Series A Preferred Stock at a price equal to the Original Share Price per share at any time after a public announcement of an increase in pepinemab-treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by [18F]fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan, provided that (i) the holder is not in possession of any material nonpublic information that was provided by the Company or any of its directors, directors, employees, agents, or affiliates and (ii) there is an effective resale registration statement on file covering the underlying common stock.

The holders of outstanding shares of Series A Preferred Stock have no voting rights with respect to such shares of Series A Preferred Stock on any matter presented to the Company’s stockholders, except as required by law or as specifically set forth in the Certificate of Designation of Series A Preferred Stock.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of March 31, 2024 and December 31, 2023, our principal source of liquidity was cash and cash equivalents in the amount of $3.0 million and $1.5 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2024 and 2023, we reported a net loss of $3.9 million and $5.0 million, respectively. For the three months ended March 31, 2024 and 2023, we reported cash used in operations of $4.6 million and $5.0 million, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $343.8 million and $339.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, which may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2023. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing, or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $3.0 million and total current assets were $7.15 million at March 31, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a description of our capital raising activities in the first quarter of 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(4,632)	$(5,040)
Cash used in investing activities	-	(49)
Cash provided by financing activities	6,069	2,021

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

During the three months ended March 31, 2024 and 2023, operating activities used $4.6 million and $5.0 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $3.9 million and $5.0 million, respectively.

Investing Activities. The investing activities during the three months ended March 31, 2024 and 2023, were due to purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2024, financing activities provided $6.1 million, from the private placement of common stock and pre-funded warrants, with accompanying warrants; the public offering of common stock and private placement of accompanying warrants. During the three months ended March 31, 2023, financing activities provided $2.0 million, from the private placement of common stock.

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

There have been no material changes to our critical accounting policies and significant judgments during the three months ended March 31, 2024, other than those discussed in Note 2 of our unaudited condensed financial statements as of and for the three months ended March 31, 2024, included elsewhere in this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in this section, and in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report"), and all of the other information set forth in this Report, the Annual Report, and in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes from risk factors disclosed in the Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. of the Annual Report.

We are currently not in compliance with the continued listing standards of the Nasdaq Capital Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “VCNX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). On April 11, 2024, Nasdaq informed us that based on the financial statements contained in our Form 10-K for the year-ended December 31, 2023, the Company is no longer in compliance with the Equity Standard or the Alternative Standards and we may be subject to delisting. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company until May 13, 2024, to submit a plan to regain compliance with the Equity Standard (the “Compliance Plan”). The Company timely submitted a Compliance Plan to Nasdaq to regain compliance with the Equity Standard. While there is no certainty we will be granted additional time, we may receive a compliance period, typically of no more than 180 days, to regain compliance with the Equity Standard. As of March 31, 2024, we had stockholders' equity of $2.7 million. If the Company fails to regain compliance with the Nasdaq continued listing standards, after any compliance period, if granted, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

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

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights on the distribution of assets upon liquidation, dissolution and winding up.

The Series A Preferred Stock has a liquidation preference before our common stockholders equal to the greater of (i) $175,000.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock (the “Original Share Price”), plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. As of March 31, 2024, the holder of the shares of Series A preferred stock were entitled to a liquidation preference of $1,750,000, in the event of any liquidation, dissolution or winding up of the Company. Further, upon the occurrence of Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the Company including a merger or sale of substantially all of the Company’s assets) or other liquidation of the Company, the holders of the Series A Preferred Stock will receive a distribution of the Company’s assets per their liquidation preference before any holders of common stock receive a distribution. As a result, in the event of a liquidation of the Company the proceeds received by the common stockholder may be reduced.

Shares of common stock issuable upon conversion of our Series A Preferred Stock will be dilutive to our existing shareholders upon conversion and adversely affect the market price of our common stock.

As of March 31, 2024, we had outstanding 10 shares of Series A Preferred Stock with an aggregate liquidation preference of $1,750,000. No shares of the outstanding Series A Preferred Stock are convertible before the public announcement by the Company of top-line data from its study “SEMA4D Blockade Safety and Brain Metabolic Activity in Alzheimer’s Disease (AD)” (the “Data Release”). As of March 31, 2024, the Data Release has not been made and no shares of Series A Preferred Stock were convertible into shares of common stock. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock.

The Alzheimer’s Drug Discovery Foundation may be able to sell shares of our common stock in the public market, which may cause the market price of our common stock to decrease, and therefore make it more difficult to raise equity financing or issue equity as consideration in an acquisition.

Our registration rights agreement with the Alzheimer’s Drug Discovery Foundation requires us to register all shares of common stock held by the Alzheimer’s Drug Discovery Foundation issuable upon conversion of the Series A Preferred Stock and upon the exercise of certain warrants issued in connection with the Series A Preferred Stock under the Securities Act of 1933, as amended. The registration rights for the Alzheimer’s Drug Discovery Foundation allows it to sell its shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and facilitates the resale of such securities into the public market. The market value of our common stock could decline as a result of sales by the Alzheimer’s Drug Discovery Foundation from time to time. In particular, the future sale of a substantial number of the shares of our common stock by the Alzheimer’s Drug Discovery Foundation within a short period of time, or the perception that such sale might occur, could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses in the future using our common stock as consideration for the purchase price.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vaccinex, Inc., effective as of February 19, 2024 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 15, 2024)

3.2	Certificate of Designation of Series A Preferred Stock (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

4.1	Form of Pre-Funded Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2024)

4.2	Form of Common Stock Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2024)

4.3*	Form of Amendment and Restatement of the Vaccinex, Inc. Common Stock Purchase Warrant (February 2024, as amended March 2024)

4.4*	Form of Amendment and Restatement of the Vaccinex, Inc. Common Stock Purchase Warrant (November 2023, as amended March 2024)

4.5*	Form of Amendment and Restatement of the Vaccinex, Inc. Common Stock Purchase Warrant (October 2023, as amended March 2024)

4.6	Form of Common Stock Purchase Warrant for AGP Transactions, dated March 28, 2024 (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

4.7	Form of Common Stock Purchase Warrant for Private Placement, dated March 28, 2024 (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

4.8

Common Stock Purchase Warrant issued to Alzheimer’s Drug Discovery Foundation, dated March 29, 2024 (incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

10.1

Securities Purchase Agreement, by and between the Company and the Investors, dated as of February 6, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2024)

10.2

Registration Rights Agreement, by and between the Company and the Investors, dated as of February 7, 2024 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2024)

10.3

Form of Securities Purchase Agreement for the AGP Transactions, by and between the Company and each purchaser identified in the signature pages thereto, dated as of March 27, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

10.4	Form of Securities Purchase Agreement for the Additional Private Placement, by and between the Company and each purchaser identified in the signature pages thereto, dated as of March 27, 2024

(incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

10.5

Securities Purchase Agreement, by and between the Company and Alzheimer’s Drug Discovery Foundation, dated as of March 29, 2024 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

10.6

Registration Rights Agreement, by and between the Company and Alzheimer’s Drug Discovery Foundation, dated as of March 29, 2024 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

May 15, 2024	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Jill Sanchez
Jill Sanchez, CPA
Chief Financial Officer
(Principal Financial Officer)