Form 10-Q
period 2024-06-30
VACCINEX, INC.
filed 2024-08-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 1,727,700 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$233	$1,535
Accounts receivable	1,045	961
Prepaid expenses and other current assets	910	853
Derivative asset	14	-
Total current assets	2,202	3,349
Property and equipment, net	106	136
Operating lease right-of-use asset	59	146
TOTAL ASSETS	$2,367	$3,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,243	$2,039
Accrued expenses	1,751	1,242
Deferred revenue	12	63
Current portion of long-term debt	63	75
Operating lease liability	59	146
Warrant liability	103	2,351
Total current liabilities	5,231	5,916
Long-term debt	-	26
TOTAL LIABILITIES	5,231	5,942
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Convertible preferred stock (Series A), par value of $0.001 per share; 10,000,000 shares authorized, 10 shares issued and outstanding as of June 30, 2024, and no shares authorized, issued or outstanding as of December 31, 2023; with aggregate liquidation preference of $1,750,000 and $0 as of June 30, 2024 and December 31, 2023, respectively	1,379	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2024, and December 31, 2023; 1,584,848 and 892,622 shares issued as of June 30, 2024 and December 31, 2023, respectively; 1,584,843 and 892,617 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	345,222	337,627
Treasury stock, at cost; 5 shares of common stock as of June 30, 2024, and December 31, 2023, respectively	(11)	(11)
Accumulated deficit	(349,455)	(339,927)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(2,864)	(2,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,367	$3,631

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$232	$-	$336	$550
Costs and expenses:
Research and development	3,864	5,050	7,247	8,862
General and administrative	2,090	2,027	3,885	3,751
Total costs and expenses	5,954	7,077	11,132	12,613
Loss from operations	(5,722)	(7,077)	(10,796)	(12,063)
Interest expense	-	-	-	(1)
Financing costs - warrant liabilities	-	-	(28)	-
Change in fair value of warrant liabilities	156	-	1,362	-
Change in fair value of derivative asset	(81)	-	(81)	-
Other income (expense), net	16	17	15	42
Loss before provision for income taxes	(5,631)	(7,060)	(9,528)	(12,022)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(5,631)	$(7,060)	$(9,528)	$(12,022)
Comprehensive loss	$(5,631)	$(7,060)	$(9,528)	$(12,022)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(3.10)	$(24.54)	$(6.06)	$(45.78)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	1,817,520	287,719	1,572,388	262,623

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2023	-	$-	237,532	$-	$324,880	5	$(11)	$(319,676)	$5,193
Issuance of common stock	-	-	23,693	-	2,040	-	-	-	2,040
Stock-based compensation	-	-	-	-	129	-	-	-	129
Net loss	-	-	-	-	-	-	-	(4,962)	(4,962)
Balance as of March 31, 2023	-	-	261,225	-	327,049	5	(11)	(324,638)	2,400
Issuance of Common Shares	-	-	51,486	-	4,111	-	-	-	4,111
Stock-based compensation	-	-	-	-	126	-	-	-	126
Net loss	-	-	-	-	-	-	-	(7,060)	(7,060)
Balance as of June 30, 2023	-	$-	312,711	$-	$331,286	5	$(11)	$(331,698)	$(423)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2024	-	$-	892,622	$-	$337,627	5	$(11)	$(339,927)	$(2,311)
Issuance of common stock	-	-	64,816	-	2	-	-	-	2
Stock-based compensation	-	-	-	-	96	-	-	-	96
Issuance of common stock and pre-funded warrants in private placement offerings	-	-	626,867	1	4,223	-	-	-	4,224
Issuance of warrants in private placement offerings	-	-	-	-	750	-	-	-	750
Issuance of warrants	-	-	-	-	556	-	-	-	556
Issuance of preferred stock	10	1,236	-	-	-	-	-	-	1,236
Reclassification of public warrants, as amended	-	-	-	-	1,199	-	-	-	1,199
Reclassification of private placement warrants, as amended	-	-	-	-	800	-	-	-	800
Net loss	-	-	-	-	-	-	-	(3,897)	(3,897)
Balance as of March 31, 2024	10	1,236	1,584,305	1	345,253	5	(11)	(343,824)	2,655
Stock-based compensation	-	-	-	-	112	-	-	-	112
Amortization of preferred stock discount	-	143	-	-	(143)	-	-	-	-
Issuance of restricted stock	-	-	543	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,631)	(5,631)
Balance as of June 30, 2024	10	$1,379	1,584,848	$1	$345,222	5	$(11)	$(349,455)	$(2,864)

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,528)	$(12,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	61
Stock-based compensation	208	255
Change in fair value of warrant liability	(1,362)	-
Change in fair value of derivative asset	81	-
Changes in operating assets and liabilities:
Accounts receivable	(84)	164
Prepaid expenses and other current assets	(57)	152
Accounts payable	1,196	90
Accrued expenses	509	753
Deferred revenue	(63)	-
Net cash used in operating activities	(9,047)	(10,547)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	(49)
Net cash used in investing activities	(14)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, and pre-funded warrants in private placement offerings	2,529	-
Proceeds from issuance of warrants in private placement offerings	1,113	-
Proceeds from private offering of common stock	-	5,001
Payments of long-term debt	(26)	(38)
Proceeds from issuance of preferred stock and accompanying warrants	1,697	-
Proceeds from issuance of common stock, and private placement warrants	2,446	-
Proceeds from issuance of common stock	-	1,150
Net cash provided by financing activities	7,759	6,113
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,302)	(4,483)
CASH AND CASH EQUIVALENTS–Beginning of period	1,535	6,391
CASH AND CASH EQUIVALENTS–End of period	$233	$1,908

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such a time it can generate significant revenue from the commercialization of its product candidates. The Company reported cash used in operations of $9.0 million for the six months ended June 30, 2024, and an accumulated deficit of $349.5 million as of June 30, 2024. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the condensed financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on April 25, 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this guidance on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU is required to be applied retrospectively to all periods presented in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this guidance on its financial statements and disclosures.

Note 3. BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Leasehold improvements	$3,277	$3,277
Research equipment	3,373	3,351
Furniture and fixtures	350	350
Computer equipment	250	250
Property and equipment, gross	7,250	7,228
Less: accumulated depreciation and amortization	(7,144)	(7,091)
Property and equipment, net	$106	$136

Depreciation expense related to property and equipment was $25,000 and $53,000 for the three and six months ended June 30, 2024 and $30,000 and $61,000 for the three and six months ended June 30, 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023

Accrued clinical trial cost	$1,043	$853
Accrued payroll and related benefits	350	295
Accrued consulting and legal	302	58
Accrued other	56	36
Accrued expenses	$1,751	$1,242

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$1	$1	$-	$-
Derivative asset	14	-	-	14
Total Financial Assets	$15	$1	$-	$14

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$1,337	$1,337	$-	$-
Total Financial Assets	$1,337	$1,337	$-	$-

	As of June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$94	$-	$-	$94
Warrant liabilities - private placement warrants	9	-	-	9
Total Financial Liabilities	$103	$-	$-	$103

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$2,275	$-	$-	$2,275
Warrant liabilities - private placement warrants	76	-	-	76
Total Financial Liabilities	$2,351	$-	$-	$2,351

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during either of the six months ended June 30, 2024, and 2023.

Fair Value Measurement of Warrant Liabilities

The Company uses the Black-Scholes pricing model to determine the fair value of its warrant liabilities using Level 3 inputs. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants.

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities at June 30, 2024, were as follows:

	Public Warrants		Private Placement Warrants
	Low	High	Low	High
Risk-free interest rate	3.81%	5.40%	4.08%	5.40%
Volatility	83%	130%	83%	130%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.08	4.76	0.08	5.01
Share price	$6.490	$9.310	$6.400	$9.310

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities at December 31, 2023, were as follows:

	Public Warrants		Private Placement Warrants
	Low	High	Low	High
Risk-free interest rate	3.81%	5.42%	3.81%	5.33%
Volatility	99%	113%	102%	113%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.75	5.01	0.75	5.01
Share price	$9.310	$13.160	$9.310	$12.880

The following table summarizes the changes in fair value of the Company’s warrant liabilities that is recognized in the change in fair value of the warrant liabilities in the accompanying condensed statements of operations and comprehensive loss during the six months ended June 30, 2024 (in thousands):

	Public Warrants	Private Placement Warrants	Total
Warrant liabilities as of January 1, 2024	$2,275	$76	$2,351
Issuance of warrants	-	1,113	1,113
Reclassified as equity	(1,199)	(800)	(1,999)
Change in fair value	(982)	(380)	(1,362)
Warrant liabilities as of June 30, 2024	$94	$9	$103

There were no warrant liabilities reported in the Company's condensed balance sheet at June 30, 2023, or change in fair value of warrant liabilities in the accompanying condensed statements of operations and comprehensive loss during the six months ended June 30, 2023.

Fair Value Measurement of the Derivative Asset

The fair value of the derivative asset is determined using a binomial lattice valuation model (“BLM”). The application of the BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of the Company’s derivative asset.

The following table provides quantitative information regarding measurement inputs used to estimate the fair value of the Level 3 asset at:

June 30, 2024
Risk-free interest rate	5.12%
Expected volatility	40.00%
Expected term (in years)	0.75
Exercise price (per share)	$7.77
Number of shares	10

The following table presents the changes in the derivative asset during the six months ended June 30, 2024 (in thousands):

Derivative asset as of January 1, 2024	$-
Issuance of convertible preferred stock	95
Change in fair value	(81)
Derivative asset as of June 30, 2024	$14

Note 5. COLLABORATION AGREEMENTS

Surface Oncology, Inc.

In November 2017, the Company entered into a research collaboration and license option agreement with Surface Oncology, Inc. (“Surface”) to identify and select antibodies against two target antigens, using the Company’s proprietary technology as described in the agreement. Under the agreement, Surface may purchase exclusive options, exercisable by providing a written notice to the Company, to obtain (i) an exclusive product license to make, use, sell and import products incorporating antibodies targeting the first antigen and (ii) an exclusive research tool license to use antibodies targeting the second antigen to perform research. Surface purchased the first option and exercised the second option, and we entered into an exclusive research tool license agreement with Surface in the third quarter of 2019.

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties, and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the six months ended June 30, 2023, the Company recorded $500,000 of revenue for achievement of a milestone event. In 2023 Surface terminated this exclusive research license agreement, for the first target, and therefore will not be required to pay the maintenance fee any longer. Surface Oncology has sublicensed this program for the second target to Coherus BioSciences, Inc. (“Coherus”), which is actively continuing phase 1/2 development of the second target. Coherus has assumed responsibility for the payment of the maintenance fee and other fees contemplated by the research collaboration and license option agreement for the second target.

Note 6. COMMITMENTS AND CONTINGENCIES

Nasdaq Deficiency Notice

On April 11, 2024, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that based on the financial statements contained in its Form 10-K for the year-ended December 31, 2023, it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”), and may be subject to delisting. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market and the Company timely submitted a plan to regain compliance with the Equity Standard.

On June 5, 2024, Nasdaq notified the Company that it has been provided an extension to regain and evidence compliance with the Equity Standard on or before September 30, 2024. If the Company fails to regain and evidence compliance with the Equity Standard within this compliance period, and in its quarterly filing on Form 10-Q following the compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company may appeal Nasdaq's determination to a Hearings Panel. There can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2024, and December 31, 2023 the Company was not involved in any material legal proceedings.

Note 7. LEASES

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. Following entry into a lease extension agreement in August 2022, the lease agreement requires monthly rental payments of $15,048 through October 31, 2024. The Company is responsible for all maintenance, utilities, insurance, and taxes related to the facility. The Company has elected the practical expedient on not separating lease components from non-lease components.

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

As of June 30, 2024, the future minimum payments for the operating leases total $60,193, less imputed interest of $868, for an operating lease liability of $59,325. For the six months ended June 30, 2024, and 2023, cash paid for amounts included in the measurement of lease liabilities was $90,289 and $90,289, respectively.

Lease expense incurred under the operating lease for each of the three-month periods ended June 30, 2024 and 2023 was $45,144 and, $90,289 for each of the six-month periods ended June 30, 2024 and 2023. Lease expense is a component of general and administrative expense.

Note 8. LONG-TERM DEBT

On May 8, 2020, the Company received a loan under the Small Business Administration's Paycheck Protection Program (the "PPP Loan") in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334. The Company has recorded interest expense of $191 and $439 for the three-and six-month periods ended June 30, 2024, respectively, and $381 and $804 for the three-and six-month periods ended June 30, 2023, respectively, on its condensed statements of operations and comprehensive loss.

Note 9. CONVERTIBLE PREFERRED STOCK

On March 28, 2024, the Company entered into a securities purchase agreement with the Alzheimer’s Drug Discovery Foundation pursuant to which the Company sold shares of a newly designated series of convertible preferred stock, the Series A Preferred Stock, and warrants to purchase up to 229,057 shares of the Company’s common stock (“ADDF Warrants”) for an aggregate purchase price of $1.75 million. See Note 10, ADDF Warrants. Our Series A Preferred Stock is convertible at the election of the holder at any time after the public announcement by the Company of top-line data from its SIGNAL-AD Alzheimer’s disease study (the “Data Release”) into shares of common stock at a conversion price equal to the greater of (a) $7.77 per share of common stock and (b)(i) the volume weighted average price of the common stock for the last three trading days prior to delivery of the conversion notice if the common stock is traded on a trading market or if its prices are reported on OTCQB or OTCQX, (ii) the most recent bid price of the common stock if it is then traded on The Pink Open Market, or (iii) in all other cases the fair market value of the common stock as determined by an independent appraiser, which conversion right is subject to termination on the last full day preceding the proposed effective date for exercise of the Company’s redemption right or the date fixed for redemption upon a Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the company including a merger or sale of substantially all of the Company’s assets) or on a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is non-voting, has no mandatory redemption, and carries an annual 5% cumulative dividend, increasing by 2 percentage points each year, which dividend rate shall not exceed 12%. The Series A Preferred Stock will also participate on an as-converted basis in any regular or special dividends paid to holders of our common stock.

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

The Company has the right to redeem the Series A Preferred Stock at a price equal to the Original Share Price per share at any time after a public announcement of an increase in pepinemab-treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by [18F]fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan, provided that (i) the holder is not in possession of any material nonpublic information that was provided by the Company or any of its directors, employees, agents, or affiliates and (ii) there is an effective resale registration statement on file covering the underlying common stock.

The Series A Preferred Stock have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount, to accrete the initial recognized value to its expected settlement value on the expected redemption date. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A Preferred Stock.

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

The embedded redemption features require the Company to settle the Series A Preferred Stock at the Liquidation Preference amount upon the occurrence of certain qualifying liquidation events. The holder’s exercise of the embedded conversion feature when the volume weighted average price of the Common Stock for the last three trading days is greater than $7.77, as defined in the certificate of designations, settles the Series A Preferred Stock through the issuance of a variable number of Common Stock in a fixed monetary amount of $175,000 per share. As these embedded features provide for settlement in nominal amounts not associated with its underlyings, the embedded features each meet the definition of a derivative.

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

In the event of any liquidation or deemed liquidation event, as defined in the certificate of designations, before any distribution or payment may be made to or set apart for the holders of common stock, the Series A Preferred Stock holder is entitled to receive assets from the Company equal to $175,000 plus all accrued and unpaid dividends thereon, whether or not declared, per share for a total liquidation value of $1.75 million as of June 30, 2024. These redemption provisions were determined to represent embedded derivatives requiring bifurcation from the Series A Preferred Stock.

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

In March 2024, the Company entered into warrant amendment agreements with holders of approximately 83% of the public warrants issued in the Offering to amend aforementioned terms in the public warrants. The public warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. As a result, 572,139 of the public warrants, as amended, issued in the Offering were reclassified as equity, based on the guidance provided under ASC 815-40. The public warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.7 million in the Company's condensed statements of operations and comprehensive loss for the six months ended June 30, 2024. In addition, $1.2 million of public warrant liabilities were reclassified as equity in the Company's condensed statements of stockholders' equity (deficit) for the six months ended June 30, 2024.

As of June 30, 2024, all of the public warrants were outstanding.

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

In March 2024, the Company entered into warrant amendment agreements with holders of 100% of the private placement warrants issued in November 2023 and holders of 97% of the private placement warrants issued in the February 2024 SPA to amend the aforementioned terms in the private placement warrants. As a result, 354,693 of the November 2023 and February 2024 SPA private placement warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. The Company reclassified $0.8 million of the amended private placement warrants, as equity, in the Company's condensed statements of stockholders' equity/deficit for the six months ended June 30, 2024, based on the guidance provided under ASC 815-40. The private placement warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.36 million in the Company's condensed statements of operations and comprehensive loss for the six months ended June 30, 2024.

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

As of June 30, 2024, all of the private placement warrants were outstanding.

ADDF Warrants

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

As of June 30, 2024, all of the ADDF warrants were outstanding.

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

As of June 30, 2024, all of the pre-funded warrants were outstanding.

Note 11. COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuance:

	As of June 30, 2024	As of December 31, 2023
Shares underlying outstanding stock options	87,457	14,323
Shares available for future stock option grants	219	528
Shares underlying outstanding public warrants	685,714	685,714
Shares underlying outstanding private placement warrants	983,981	37,694
Shares underlying convertible preferred stock-if converted	225,225	-
Shares underlying outstanding pre-funded warrants	233,220	142,857
Total shares of common stock reserved	2,215,816	881,116

Note 12. STOCK-BASED COMPENSATION

2011 Employee Equity Plan

In connection with the adoption of the Company’s 2018 Omnibus Incentive Plan in August 2018, the Company ceased granting stock options under the Company’s 2011 Employee Equity Plan (the “2011 Plan”). However, the 2011 Plan will continue to govern the terms and conditions of the outstanding stock options previously granted thereunder. Any shares of stock related to awards outstanding under the 2011 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares will become available for grant under the 2018 Omnibus Incentive Plan. Stock options granted under the 2011 Plan expire in five or ten years from the date of grant.

2018 Omnibus Incentive Plan

In August 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Omnibus Incentive Plan, which allows for the granting of restricted stock, stock options, and stock appreciation rights awards to employees, advisors, and consultants.

On June 22, 2018, the Company’s Board of Directors adopted the First Amendment to the 2018 Omnibus Incentive Plan, subject to stockholder approval, to (i) add a one-time automatic increase in the shares of common stock issuable under the 2018 Plan, (ii) increase the percentage by which the shares of common stock issuable under the 2018 Plan automatically increase each year, and (iii) extend the term of the 2018 Plan to March 21, 2034. On May 9, 2024, the Company’s stockholders approved the First Amendment to the 2018 Omnibus Incentive Plan.

Stock options granted under the 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”) may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees, advisors, and consultants at exercise prices of no less than the fair value of the common stock on the grant date. If at the time of grant, the optionee owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Non-statutory stock options may be granted to employees, advisors and consultants at exercise prices of less than the fair market value of a share of common stock on the date the non-statutory stock option is granted but shall under no circumstances be less than adequate consideration as determined by the board of directors for such a share. The vesting period of stock option grants is determined by the board of directors, ranging from zero to eight years. Stock options granted under the 2018 Plan expire in five or ten years from the date of grant.

The Company initially reserved 2,024 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, (i) on May 9, 2024, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increased by 55,422 shares, which represented 4.5% of the total number of shares of common stock outstanding on March 22, 2024, and (ii) on each January 1st effective January 1, 2020 through January 1, 2024 and from January 1, 2025 and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% and 3%, respectively, of the total number of issued and outstanding shares of the Company’s common stock as of December 31 of the preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2024, 17,849 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	14,323	$446.93	7.7	$-
Granted	73,906	5.75	9.8
Exercised	-	-	-	-
Forfeited	(748)	983.95
Expired	(24)	3,129.00
Balance as of June 30, 2024	87,457	$68.96	9.4	$64
Exercisable as of June 30, 2024	15,773	$329.72	7.9	$4

The weighted-average grant date fair value of stock options granted to employees and directors for the six months ended June 30, 2024, and 2023 was $3.79 per share and $58.80 per share, respectively. The aggregate grant date fair value of stock options that vested during the six months ended June 30, 2024, and 2023 was $449,156 and $510,206, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2024, and December 31, 2023. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of June 30, 2024, and December 31, 2023, total unrecognized compensation cost related to stock options granted to employees was $476,445 and $448,511, respectively, which is expected to be recognized over a weighted-average period of 1.72 and 2.16 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	4.5%	3.7%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$35	$49	$77	$100
General and administrative	77	77	131	155
Total stock-based compensation expense	$112	$126	$208	$255

Note 13. INCOME TAXES

No provision for income taxes was recorded in either of the three-or six-month periods ended June 30, 2024, and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2024.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 30, 2024, and December 31, 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Options to purchase common stock	60,953	12,811	37,855	10,503
Public warrants to purchase common stock	685,714	-	685,714	-
If-converted common shares from convertible preferred stock	225,225	-	117,563	-
Private placement warrants to purchase common stock	983,981	-	629,782	-

Note 15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of June 30, 2024, and December 31, 2023, all long-lived assets are located in the United States.

Note 16. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Lease expense incurred under the operating lease for each of the three-month periods ended June 30, 2024 and 2023 was $45,144 and, $90,289 for each of the six-month periods ended June 30, 2024 and 2023.

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

Cautionary Note Regarding Forward-Looking Statements

The following discussion and other parts of this Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expects,” “plans,” “anticipate,” “believes,” “estimates,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

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
•
the timing and success of the commencement, progress, and receipt of data from any of our preclinical and clinical trials;
•
our expectations regarding the potential safety, efficacy, or clinical utility of our product candidates;
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

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors identified in the “Risk Factors” section of this Report, and in Part I, Item 1A of the Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission, or SEC. The forward-looking statements speak only as of the date they were made. Except as required by law, after the date of this Report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from sales of our product candidates to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $5.6 million and $7.1 million for the three months ended June 30, 2024 and 2023, respectively, and a net loss of $9.5 million and $12.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, and December 31, 2023, we had cash and cash equivalents of $0.2 million and $1.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed financial statements for the three and six months ended June 30, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements.

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

Our cash and cash equivalents were $0.2 million and total current assets were $2.2 million at June 30, 2024, which will be insufficient to fund our planned operations through one year of the date that these condensed financial statements are available for issuance. See Note 1 of our unaudited condensed financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

Nasdaq Deficiency Notice

On April 11, 2024, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that based on the financial statements contained in its Form 10-K for the year-ended December 31, 2023, it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”) , and may be subject to delisting. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market and the Company timely submitted a plan to regain compliance with the Equity Standard.

On June 5, 2024, Nasdaq notified the Company that it has been provided an extension to regain and evidence compliance with the Equity Standard on or before September 30, 2024. As of June 30, 2024, we had a stockholders' deficit of $2.9 million. If the Company fails to regain and evidence compliance with the Equity Standard on or before September 30, 2024, and in its quarterly filing on Form 10-Q following the compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company may appeal Nasdaq's determination to a Hearings Panel. There can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

Clinical Update

Alzheimer's Disease

The Company initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. In December 2019, we announced a funding grant of $750,000 from the Alzheimer’s Association and an award in the form of investment in our common stock of up to $3 million from the Alzheimer’s Drug Discovery Foundation, each in support of SIGNAL-AD. On March 28, 2024, we entered into a second agreement with Alzheimer’s Drug Discovery Foundation pursuant to which we sold shares of a newly designated series of convertible preferred stock, our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock for an aggregate purchase price of $1.75 million. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with Mild Cognitive Impairment (MCI) or mild dementia due to AD. On April 25, the Company provided an update regarding plans for analysis of biomarkers and clinical outcome measures during a presentation at 12th Annual Alzheimer’s & Parkinson’s Drug Development Summit. All 50 participants have completed 12-months of treatment on June 30, 2024, and SIGNAL-AD topline data was reported by Eric Siemers, MD, Principal Investigator of the SIGNAL-AD trial at the Alzheimer's Association International Conference in Philadelphia on July 31, 2024.

An important secondary endpoint of the study was to determine whether pepinemab prevents decline in brain metabolic activity consistent with blocking astrocyte reactivity as evidenced by an increase in FDG-PET imaging signal in a major brain region known to be affected by disease progression. This was determined over the course of 12-months of treatment with pepinemab relative to placebo. Pepinemab treatment resulted in a statistically significant increase (p=0.0297) in FDG-PET signal in the medial temporal cortex of patients with Mild Cognitive Impairment (MCI) due to AD. The medial temporal region of brain includes hippocampus and entorhinal cortex, known to be affected during early disease progression in many patients with MCI. A similar significant result of pepinemab treatment on brain metabolic activity was previously shown in our phase 2 study of HD, which we believe highlights mechanistic similarities in the pathology of these two neurodegenerative diseases.

Although the present study was not sufficiently powered to detect cognitive effects or changes in some additional secondary endpoints with statistical significance, we previously reported that, in a larger study that enrolled approximately 90 HD patients/arm with early symptoms of cognitive deficits, seemingly similar to MCI in AD, pepinemab treatment improved performance on key cognitive and psychological measures.

We believe that results of the SIGNAL-AD study demonstrate that pepinemab has a similar effect in Alzheimer’s to those we previously described for a key outcome in Huntington’s disease, preventing the characteristic disease-related decline of brain metabolic activity in a brain region known to be affected early in disease progression. This positive data release suggests that pepinemab has the potential to benefit patients with MCI due to AD. AD and HD share important pathological features and clinical symptoms, and we believe that our approach of confirming similar treatment effects of pepinemab in these two different neurodegenerative diseases is strongly supportive of pepinemab as a potentially well-tolerated and effective treatment for both Alzheimer’s and Huntington’s disease.

Our study indicates that pepinemab may be most effective in patients with very early stage symptoms, e.g., Mild Cognitive Impairment (MCI) due to AD. This suggests that a promising treatment strategy would be to identify people with MCI as early as possible and to treat with pepinemab to keep them from progressing for as long as possible. We believe that, to date, no disease modifying therapy has been shown to be effective in later stages of AD dementia.

The Alzheimer’s Association estimates that 12% to 18% of people age 60 or older are living with MCI due to AD and that about one-third of these patients will develop dementia within five years. A drug that can slow progression of MCI could significantly extend a rewarding and productive life for people at risk.

Pepinemab has been well-tolerated in clinical trials that enrolled a total of more than 600 patients primarily in neurological indications, AD, HD, and MS. Current concerns about the limitations of treatment with approved anti-Aβ amyloid antibodies such as Leqembi™ (Eisai and Biogen) and Kisunla™ (Eli Lilly) might make pepinemab, if approved, attractive as either an alternative for patients at high risk for adverse events related to treatment with Leqembi or Kisunla, and could also be a complementary treatment to enhance benefit of such anti-Aβ antibodies to patients.

Cancer

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

In January and March 2024, the Company and its collaborators presented posters at the ASCO Gastrointestinal Cancers Symposium and the Society for Surgical Oncology Annual Meeting, respectively:

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

Financial Overview

Revenue

To date, we have not generated any revenue from sales of our product candidates. The Company recorded service revenue of $232,050 and $50,000 during the three months ended June 30, 2024 and 2023, respectively, and

$500,000 in revenue during the three months ended June 30, 2023 from our collaboration agreement with Surface Oncology. The Company recorded service revenue of $336,400 and $50,000 during the six months ended June 30, 2024 and 2023, respectively, and $500,000 in revenue during the six months ended June 30, 2023 from our collaboration agreement with Surface Oncology.

Our ability to generate revenue and become profitable depends on our ability to successfully obtain marketing approval of and commercialize our product candidates. We do not expect to generate product revenue in the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, and potentially commercialize approved products, if any.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs for our clinical trials and activities related to regulatory filings, employee compensation-related costs, supply expenses, equipment depreciation and amortization, consulting, and other miscellaneous costs. The following table sets forth the components of our research and development expenses and the amount as a percentage of total research and development expenses for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$2,009	52%	$3,300	65%	$3,595	50%	$5,478	62%
Wages, benefits, and related costs	1,201	31%	1,262	25%	2,402	33%	2,451	28%
Preclinical supplies and equipment depreciation	439	11%	377	8%	885	12%	740	8%
Consulting, non-clinical trial services, and other	215	6%	111	2%	365	5%	193	2%
Total research and development expenses	$3,864		$5,050		$7,247		$8,862

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

Our current research and development activities primarily relate to clinical development in the following indications:

•
Alzheimer’s Disease. We initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. As of June 6, 2024, the last patient completed their last visit in the SIGNAL-AD Phase 1b/2 study of pepinemab treatment for Alzheimer’s disease. SIGNAL-AD topline data was reported by Eric Siemers, MD, Principal Investigator of the SIGNAL-AD trial at the Alzheimer's Association International Conference in Philadelphia on July 31, 2024.
•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit any remaining tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of head and neck cancer patients and have analyzed interim data from the first 36 patients in the study. In a similar arrangement, we are collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio, another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications.
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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$232	$-	$336	$550
Costs and expenses:
Research and development	3,864	5,050	7,247	8,862
General and administrative	2,090	2,027	3,885	3,751
Total costs and expenses	5,954	7,077	11,132	12,613
Loss from operations	(5,722)	(7,077)	(10,796)	(12,063)
Interest expense	-	-	-	(1)
Financing costs - warrant liabilities	-	-	(28)	-
Change in fair value of warrant liabilities	156	-	1,362	-
Change in fair value of derivative asset	(81)	-	(81)	-
Other (expense) income, net	16	17	15	42
Loss before provision for income taxes	(5,631)	(7,060)	(9,528)	(12,022)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(5,631)	$(7,060)	$(9,528)	$(12,022)

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

The Company recorded service revenue of $232,050 and $50,000 during the three months ended June 30, 2024 and 2023, respectively, and $500,000 in revenue during the three months ended June 30, 2023 from our collaboration agreement with Surface Oncology.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$3,864	$5,050	$(1,186)	(23)%
General and administrative	2,090	2,027	63	3%
Total operating expenses	$5,954	$7,077	$(1,123)	(16)%

Research and Development. Research and development expenses in the three months ended June 30, 2024 decreased by $1.2 million, or 23%, compared to the three months ended June 30, 2023. The decrease was primarily attributable to the winding down of the SIGNAL-AD trial, a pause in enrollment for the head and neck cancer trial, and less drug manufacturing costs.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the three months ended June 30, 2024 were essentially the same when compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

The Company recorded service revenue of $336,300 and $50,000 during the six months ended June 30, 2024 and 2023, respectively, and $500,000 in revenue during the six months ended June 30, 2023 from our collaboration agreement with Surface Oncology.

Operating Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$7,247	$8,862	$(1,615)	(18)%
General and administrative	3,885	3,751	134	4%
Total operating expenses	$11,132	$12,613	$(1,481)	(12)%

Research and Development. Research and development expenses in the six months ended June 30, 2024 decreased by $1.6 million, or 18%, compared to the six months ended June 30, 2023. The decrease was primarily attributable to the winding down of the SIGNAL-AD trial, a pause in enrollment for the head and neck cancer trial, and less drug manufacturing costs.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the six months ended June 30, 2024 increased by $0.1 million, or 4%, compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

To date, we have not generated any revenue from sales of our product candidates. Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed financial statements. During the six months ended June 30, 2024 and the year-ended December 31, 2023, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements, including through our ActivMAb platform. See Note 1 of our unaudited condensed financial statements. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements.

During the six months ended June 30, 2024, the Company sold 208 shares of the Company’s common stock at a weighted average price per share of $10.30 through the Open Market Sale Agreement, for net proceeds of $2,077, respectively.

Additionally, during the six months ended June 30, 2024 the Company received aggregate gross proceeds of approximately $7.9 million from (i) private placements of 433,865 shares of common stock, 90,363 pre-funded warrants and 717,228 warrants to purchase shares of common stock (ii) a public offering of 193,000 shares of common stock, and (iii) sale of 10 shares of our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock.

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

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of June 30, 2024 and December 31, 2023, our principal source of liquidity was cash and cash equivalents in the amount of $0.2 million and $1.5 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2024 and 2023, we reported a net loss of $9.5 million and $12.0 million, respectively. For the six months ended June 30, 2024 and 2023, we reported cash used in operations of $9.0 million and $10.5 million, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $349.5 million and $339.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2023. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing, or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $0.2 million and total current assets were $2.2 million at June 30, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financing or funds from other capital sources, such as government funding, collaborations, strategic alliances, or licensing arrangements with third parties. There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. If we raise additional funds through the public or private sale of equity or debt financing, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license our intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition, and prospects.

Following announcement of the clinical trial results detailed in “–Clinical Update – Alzheimer’s Disease” above, we have the option to call for cancellation the warrants to purchase shares of common stock that we issued in transactions in October 2023, November 2023, February 2024, and March 2024, for $0.0001 per warrant share. This right is available through August 30, 2024, for the October and November 2023 warrants and certain of the March 2024 warrants, through November 28, 2024, for the February 2024 warrants and certain of the March 2024 warrants, and at any time prior to the warrants’ expiration for certain of the March 2024 warrants. We intend to call these warrants for cancellation within the applicable periods. Following a call, warrant holders will have either 20 or 30 trading days to exercise their warrants, as provided in the applicable warrants. To the extent they are not exercised, those warrants will automatically be canceled to the extent they are not exercised. We intend to explore additional financing options in connection with the call of these warrants, which could include warrant inducement or exchange transactions. There is no guarantee that any of the warrants will be exercised if we call the warrants, or that additional financing options in connection with the call of the warrants, if any, will be successful or at terms acceptable to us.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(9,047)	$(10,547)
Cash used in investing activities	(14)	(49)
Cash provided by financing activities	7,759	6,113

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

During the six months ended June 30, 2024 and 2023, operating activities used $9.0 million and $10.5 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $9.5 million and $12.0 million, respectively.

Investing Activities. The investing activities during the six months ended June 30, 2024 and 2023, were due to purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2024, financing activities provided $7.8 million, from the private placement of common stock and pre-funded warrants, with accompanying warrants; the public offering of common stock and private placement of accompanying warrants, and the sale of Series A Preferred Stock and accompanying warrants. During the six months ended June 30, 2023, financing activities provided a net of $6.1 million, of which $5.0 million was due to private placements of common stock, $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock, and $0.1 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement.

Critical Accounting Policies and Estimates

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and significant judgments during the six months ended June 30, 2024, other than those discussed in Note 2 of our unaudited condensed financial statements as of and for the six months ended June 30, 2024, included elsewhere in this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “VCNX." The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Equity Standard”) or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). On April 11, 2024, Nasdaq informed us that based on the financial statements contained in our Form 10-K for the year-ended December 31, 2023, the Company is no longer in compliance with the Equity Standard or the Alternative Standards and we may be subject to delisting. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market and the Company timely submitted a plan to regain compliance with the Equity Standard.

On June 5, 2024, Nasdaq notified the Company that it has been provided an extension to regain and evidence compliance with the Equity Standard on or before September 30, 2024. As of June 30, 2024, we had stockholders' deficit of $2.9 million. If the Company fails to regain and evidence compliance with the Equity Standard on or before September 30, 2024, and in its quarterly filing on Form 10-Q following the compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company may appeal Nasdaq's determination to a Hearings Panel. There can be no assurance that the Company will be able to regain or maintain compliance with the Equity Standard.

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

The Series A Preferred Stock has a liquidation preference before our common stockholders equal to the greater of (i) $175,000.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock (the “Original Share Price”), plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. As of June 30, 2024, the holder of the shares of Series A preferred stock were entitled to a liquidation preference of $1,750,000, in the event of any liquidation, dissolution or winding up of the Company. Further, upon the occurrence of Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the Company including a merger or sale of substantially all of the Company’s assets) or other liquidation of the Company, the holders of the Series A Preferred Stock will receive a distribution of the Company’s assets per their liquidation preference before any holders of common stock receive a distribution. As a result, in the event of a liquidation of the Company the proceeds received by the common stockholder may be reduced.

Shares of common stock issuable upon conversion of our Series A Preferred Stock will be dilutive to our existing shareholders upon conversion and adversely affect the market price of our common stock.

As of June 30, 2024, we had outstanding 10 shares of Series A Preferred Stock with an aggregate liquidation preference of $1,750,000. No shares of the outstanding Series A Preferred Stock are convertible before the public announcement by the Company of top-line data from its study “SEMA4D Blockade Safety and Brain Metabolic Activity in Alzheimer’s Disease (AD)” (the “Data Release”). As of June 30, 2024, the Data Release has not been made and no shares of Series A Preferred Stock were convertible into shares of common stock. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock.

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

4.3

Form of Amendment and Restatement of the Vaccinex, Inc. Common Stock Purchase Warrant (February 2024, as amended March 2024) (incorporated herein by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2024)

4.4

Form of Amendment and Restatement of the Vaccinex, Inc. Common Stock Purchase Warrant (November 2023, as amended March 2024) (incorporated herein by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2024)

4.5

Form of Amendment and Restatement of the Vaccinex, Inc. Common Stock Purchase Warrant (October 2023, as amended March 2024) (incorporated herein by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2024)

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

10.1+	First Amendment to the Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A dated April 2, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaccinex, Inc.
(Registrant)

August 14, 2024	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

August 14, 2024	By:	/s/ Jill Sanchez
Jill Sanchez, CPA
Chief Financial Officer
(Principal Financial Officer)