Form 10-Q
period 2024-09-30
VACCINEX, INC.
filed 2024-11-14
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 2,599,728 shares of common stock, $0.0001 par value per share, outstanding.

VACCINEX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VACCINEX, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,906	$1,535
Accounts receivable	985	961
Prepaid expenses and other current assets	852	853
Derivative asset	14	-
Total current assets	4,757	3,349
Property and equipment, net	82	136
Operating lease right-of-use asset	15	146
TOTAL ASSETS	$4,854	$3,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,865	$2,039
Accrued expenses	1,200	1,242
Deferred revenue	51	63
Current portion of long-term debt	44	75
Operating lease liability	15	146
Warrant liability	-	2,351
Total current liabilities	6,175	5,916
Long-term debt	-	26
TOTAL LIABILITIES	6,175	5,942
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Convertible preferred stock (Series A), par value of $0.001 per share; 10,000,000 shares authorized, 10 shares issued and outstanding as of September 30, 2024, and no shares authorized, issued or outstanding as of December 31, 2023; with aggregate liquidation preference of $1,750,000 and $0 as of September 30, 2024 and December 31, 2023, respectively	1,522	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2024, and December 31, 2023; 2,599,733 and 892,622 shares issued as of September 30, 2024 and December 31, 2023, respectively; 2,599,728 and 892,617 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	352,354	337,627
Treasury stock, at cost; 5 shares of common stock as of September 30, 2024, and December 31, 2023, respectively	(11)	(11)
Accumulated deficit	(355,187)	(339,927)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(1,321)	(2,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,854	$3,631

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$52	$20	$388	$570
Costs and expenses:
Research and development	3,165	4,355	10,412	13,217
General and administrative	1,439	1,499	5,324	5,250
Total costs and expenses	4,604	5,854	15,736	18,467
Loss from operations	(4,552)	(5,834)	(15,348)	(17,897)
Interest expense	-	-	-	(1)
Loss on settlement of warrants	(1,106)	-	(1,106)	-
Financing costs - warrant liabilities	-	-	(28)	-
Change in fair value of warrant liabilities	(71)	-	1,291	-
Change in fair value of derivative asset	-	-	(81)	-
Other income (expense), net	(3)	922	12	964
Loss before provision for income taxes	(5,732)	(4,912)	(15,260)	(16,934)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(5,732)	$(4,912)	$(15,260)	$(16,934)
Comprehensive loss	$(5,732)	$(4,912)	$(15,260)	$(16,934)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(2.83)	$(15.25)	$(8.85)	$(59.95)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	2,026,920	322,153	1,724,088	282,467

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2023	-	$-	237,532	$-	$324,880	5	$(11)	$(319,676)	$5,193
Issuance of common stock	-	-	23,693	-	2,040	-	-	-	2,040
Stock-based compensation	-	-	-	-	129	-	-	-	129
Net loss	-	-	-	-	-	-	-	(4,962)	(4,962)
Balance as of March 31, 2023	-	-	261,225	-	327,049	5	(11)	(324,638)	2,400
Issuance of Common Shares	-	-	51,486	-	4,111	-	-	-	4,111
Stock-based compensation	-	-	-	-	126	-	-	-	126
Net loss	-	-	-	-	-	-	-	(7,060)	(7,060)
Balance as of June 30, 2023	-	-	312,711	-	331,286	5	(11)	(331,698)	(423)
Issuance of Common Shares	-	-	34,327	-	1,351	-	-	-	1,351
Stock-based compensation	-	-	-	-	115	-	-	-	115
Net loss	-	-	-	-	-	-	-	(4,912)	(4,912)
Balance as of September 30, 2023	-	$-	347,038	$-	$332,752	5	$(11)	$(336,610)	$(3,869)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2024	-	$-	892,622	$-	$337,627	5	$(11)	$(339,927)	$(2,311)
Issuance of common stock	-	-	64,816	-	2	-	-	-	2
Stock-based compensation	-	-	-	-	96	-	-	-	96
Issuance of common stock and pre-funded warrants in private placement offerings	-	-	626,867	1	4,223	-	-	-	4,224
Issuance of warrants in private placement offerings	-	-	-	-	750	-	-	-	750
Issuance of warrants	-	-	-	-	556	-	-	-	556
Issuance of preferred stock	10	1,236	-	-	-	-	-	-	1,236
Reclassification of public warrants, as amended	-	-	-	-	1,199	-	-	-	1,199
Reclassification of private placement warrants, as amended	-	-	-	-	800	-	-	-	800
Net loss	-	-	-	-	-	-	-	(3,897)	(3,897)
Balance as of March 31, 2024	10	1,236	1,584,305	1	345,253	5	(11)	(343,824)	2,655
Stock-based compensation	-	-	-	-	112	-	-	-	112
Amortization of preferred stock discount	-	143	-	-	(143)	-	-	-	-
Issuance of restricted stock	-	-	543	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,631)	(5,631)
Balance as of June 30, 2024	10	1,379	1,584,848	1	345,222	5	(11)	(349,455)	(2,864)
Stock-based compensation	-	-	-	-	76	-	-	-	76
Amortization of preferred stock discount	-	143	-	-	(143)	-	-	-	-
Exercise of warrants	-	-	1,014,885	-	5,211	-	-	-	5,211
Issuance of warrants	-	-	-	-	1,988	-	-	-	1,988
Net loss	-	-	-	-	-	-	-	(5,732)	(5,732)
Balance as of September 30, 2024	10	$1,522	2,599,733	$1	$352,354	5	$(11)	$(355,187)	$(1,321)

The accompanying notes are an integral part of these condensed financial statements.

VACCINEX, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,260)	$(16,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	92
Stock-based compensation	284	370
Change in fair value of warrant liability	(1,291)	-
Change in fair value of derivative asset	81	-
Loss on settlement of warrants	1,106	-
Changes in operating assets and liabilities:
Accounts receivable	(24)	(758)
Prepaid expenses and other current assets	1	17
Accounts payable	2,826	2,707
Accrued expenses	(42)	864
Deferred revenue	(12)	-
Net cash used in operating activities	(12,254)	(13,642)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(67)
Net cash used in investing activities	(22)	(67)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, and pre-funded warrants in private placement offerings	2,529	-
Proceeds from exercise of warrants	5,920	-
Proceeds from issuance of warrants in private placement offerings	1,113	-
Proceeds from private offering of common stock	-	6,234
Payments of long-term debt	(58)	(57)
Proceeds from issuance of preferred stock and accompanying warrants	1,697	-
Proceeds from issuance of common stock, and private placement warrants	2,446	-
Proceeds from issuance of common stock	-	1,268
Net cash provided by financing activities	13,647	7,445
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,371	(6,264)
CASH AND CASH EQUIVALENTS–Beginning of period	1,535	6,391
CASH AND CASH EQUIVALENTS–End of period	$2,906	$127
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrant inducement (transaction costs incurred but not paid)	$297

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such a time it can generate significant revenue from the commercialization of its product candidates. The Company reported cash used in operations of $12.3 million for the nine months ended September 30, 2024, and an accumulated deficit of $355.2 million as of September 30, 2024. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the condensed financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Leasehold improvements	$3,277	$3,277
Research equipment	3,373	3,351
Furniture and fixtures	350	350
Computer equipment	250	250
Property and equipment, gross	7,250	7,228
Less: accumulated depreciation and amortization	(7,168)	(7,091)
Property and equipment, net	$82	$136

Depreciation expense related to property and equipment was $24,000 and $77,000 for the three and nine months ended September 30, 2024 and $31,000 and $92,500 for the three and nine months ended September 30, 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023

Accrued clinical trial cost	$649	$853
Accrued payroll and related benefits	238	295
Accrued consulting and legal	204	58
Accrued other	109	36
Accrued expenses	$1,200	$1,242

Note 4. FAIR VALUE MEASUREMENTS OF FINANCIAL MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recorded at fair value on a nonrecurring basis in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Cash, accounts receivable, accounts payable, accrued liabilities, and debt are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$900	$900	$-	$-
Derivative asset	14	-	-	14
Total Financial Assets	$914	$900	$-	$14

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$1,337	$1,337	$-	$-
Total Financial Assets	$1,337	$1,337	$-	$-

As of September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$-	$-	$-	$-
Warrant liabilities - private placement warrants	-	-	-	-
Total Financial Liabilities	$-	$-	$-	$-

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$2,275	$-	$-	$2,275
Warrant liabilities - private placement warrants	76	-	-	76
Total Financial Liabilities	$2,351	$-	$-	$2,351

The Company did not transfer any assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during either of the nine months ended September 30, 2024, and 2023.

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

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities at September 30, 2024, were as follows:

	Public Warrants		Private Placement Warrants
	Low	High	Low	High
Risk-free interest rate	3.81%	5.40%	4.08%	5.40%
Volatility	83%	130%	83%	130%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.003	4.760	0.003	5.010
Share price	$6.000	$9.310	$6.000	$9.310

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities at December 31, 2023, were as follows:

	Public Warrants		Private Placement Warrants
	Low	High	Low	High
Risk-free interest rate	3.81%	5.42%	3.81%	5.33%
Volatility	99%	113%	102%	113%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.75	5.01	0.75	5.01
Share price	$9.310	$13.160	$9.310	$12.880

The following table summarizes the changes in fair value of the Company’s warrant liabilities that are recognized in the change in fair value of the warrant liabilities in the accompanying condensed statements of operations and comprehensive loss during the nine months ended September 30, 2024 (in thousands):

	Public Warrants	Private Placement Warrants	Total
Warrant liabilities as of January 1, 2024	$2,275	$76	$2,351
Issuance of warrants	-	1,113	1,113
Reclassified as equity	(1,199)	(800)	(1,999)
Cancellation of warrants	(77)	-	(77)
Exercise of warrants	(90)	(7)	(97)
Change in fair value	(909)	(382)	(1,291)
Warrant liabilities as of September 30, 2024	$-	$-	$-

There were no warrant liabilities reported in the Company's condensed balance sheet at September 30, 2023, or change in fair value of warrant liabilities in the accompanying condensed statements of operations and comprehensive loss during the nine months ended September 30, 2023.

Fair Value Measurement of the Derivative Asset

The fair value of the derivative asset is determined using a binomial lattice valuation model (“BLM”). The application of the BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of the Company’s derivative asset.

The following table provides quantitative information regarding measurement inputs used to estimate the fair value of the Level 3 asset at:

September 30, 2024
Risk-free interest rate	5.12%
Expected volatility	40.00%
Expected term (in years)	0.50
Exercise price (per share)	$7.77
Number of shares	10

The following table presents the changes in the derivative asset during the nine months ended September 30, 2024 (in thousands):

Derivative asset as of January 1, 2024	$-
Issuance of convertible preferred stock	95
Change in fair value	(81)
Derivative asset as of September 30, 2024	$14

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

On June 5, 2024, Nasdaq notified the Company that it has been provided an extension to regain and evidence compliance with the Equity Standard on or before September 30, 2024. As of September 30, 2024, we have a stockholders' deficit of $1.3 million. On October 7, 2024, the Company received a letter from the Nasdaq Listing Staff stating that the Company had not regained compliance with the Equity Standard or the Alternatives Standards and that, as a result, unless the Company timely requested an appeal of this determination to a Nasdaq Hearings Panel, Nasdaq would move to suspend trading of the Company’s common stock and to have the Company’s securities delisted from the Nasdaq Capital Market. The Company timely appealed the determination, which automatically stayed any suspension or delisting action pending the Hearings Panel’s decision and the expiration of any additional extension period granted by the Hearings Panel following the hearing set for December 5, 2024. As a result, the Company’s common stock is expected to remain listed on the Nasdaq Capital Market through at least that time. However, there can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will be able to demonstrate compliance with the Equity Standard or the Alternative Standards within any additional compliance period that may be granted by the Hearings Panel.

Cancellation of Warrants

A holder of certain of the warrants that we called for cancellation has notified the Company that it believes that the warrants it held are still outstanding. The number of shares represented by these canceled warrants represents approximately 8% of our outstanding shares as of September 30, 2024, on a pre-issuance basis. Should this misunderstanding continue and a resolution be required and reached, there could be adverse impacts to the Company, including the payment of damages or the issuance of additional shares of common stock. While the Company believes that it has meritorious defenses with respect to this matter, and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of such matter.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2024, and December 31, 2023 the Company was not involved in any material legal proceedings.

Note 7. LEASES

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. The lease agreement requires monthly rental payments of $15,048 through October 31, 2024. The Company entered into a lease extension in September 2024, requiring periodic rental payments, totaling $180,578, through October 2025. The Company is responsible for all maintenance, utilities, insurance, and taxes related to the facility. The Company has elected the practical expedient on not separating lease components from non-lease components.

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

As of September 30, 2024, the future minimum payments for the operating leases total $15,048, less imputed interest of $87, for an operating lease liability of $14,961. For the nine months ended September 30, 2024, and 2023, cash paid for amounts included in the measurement of lease liabilities was $90,290 and $135,434, respectively.

Lease expense incurred under the operating lease for each of the three-month and nine-month periods ended September 30, 2024 and 2023 was $45,144 and, $135,434, respectively. Lease expense is a component of general and administrative expense.

Note 8. LONG-TERM DEBT

On May 8, 2020, the Company received a loan under the Small Business Administration's Paycheck Protection Program (the "PPP Loan") in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bearing interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and is being repaid in monthly payments of $6,334. The Company has recorded interest expense of $141 and $585 for the three-and nine-month periods ended September 30, 2024, respectively, and $336 and $1,141 for the three-and nine-month periods ended September 30, 2023, respectively, on its condensed statements of operations and comprehensive loss.

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

In the event of any liquidation or deemed liquidation event, as defined in the certificate of designations, before any distribution or payment may be made to or set apart for the holders of common stock, the Series A Preferred Stock holder is entitled to receive assets from the Company equal to $175,000 plus all accrued and unpaid dividends thereon, whether or not declared, per share for a total liquidation value of $1.75 million as of September 30, 2024. These redemption provisions were determined to represent embedded derivatives requiring bifurcation from the Series A Preferred Stock.

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

Note 10. WARRANTS

Public Warrants

On October 3, 2023, the Company sold in a public offering (i) 542,857 shares of the Company’s common stock together with public warrants to purchase up to 542,857 shares of common stock and (ii) in lieu of shares of common stock, pre-funded warrants exercisable for 142,857 shares of common stock together with public warrants to purchase up to 142,857 shares of common stock (the “Offering”). Each public warrant had an initial exercise price equal to $14.00 per share. The public warrants were immediately exercisable and had an expiration date five years from the date of issuance. The shares of common stock and accompanying public warrants were sold at a combined public offering price of $14.00 per share and the accompanying public warrant, and the pre-funded warrants and accompanying public warrants were sold at a combined public offering price of $13.986 per pre-funded warrant and accompanying public warrant, for aggregate gross proceeds of $9.6 million, before deductions for placement agent and offering fees payable by the Company. The public warrants were generally subject to limitations on exercise if the aggregate number of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder could increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%. On July 18, 2024 the 142,857 pre-funded warrants were exercised and converted to common shares.

The Company had the right to “call” any portion of a holder’s public warrants by delivering a call notice to the holder within 30 days after the Company publicly announced an increase in pepinemab-treated patients relative to placebo-treated patients, with statistical significance having a p-value of less than or equal to 0.05, in the change of the FDG-PET standard uptake value ratio for brain metabolism between baseline and month 12 as assessed by [18F]fluorodeoxyglucose (FDG)-PET in the resting state following administration of 40 mg/kg pepinemab or placebo, as applicable, as described in the protocol for the Company’s SIGNAL-AD Alzheimer’s disease study and the associated Statistical Analysis Plan (the “Positive Data Release”). After delivery of a call notice, the public warrants would continue to be exercisable. Each public warrant would be canceled and no longer exercisable to the extent the holder failed to timely exercise the public warrant for the called portion thereof within 20 trading days following the Company’s issuance of a call notice.

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

In March 2024, the Company entered into warrant amendment agreements with holders of approximately 83% of the public warrants issued in the Offering to amend aforementioned terms in the public warrants. The public warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. As a result, $1.2 million of the public warrant liabilities were reclassified as equity in the Company's condensed statements of stockholders' equity (deficit) for the nine months ended September 30, 2024. In addition, the public warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.7 million in the Company's condensed statements of operations and comprehensive loss for the nine months ended September 30, 2024.

Private Placement Warrants

In November 2023, pursuant to securities purchase agreements entered into with certain investors, the Company issued and sold private placement warrants to purchase 37,694 shares of common stock. Each private placement warrant had an exercise price which was subject to proportional adjustments in the event of stock splits, combinations (including reverse stock splits), or similar events. The private placement warrants are immediately exercisable and expire five years from the date of issuance and the Company had the right to “call” any portion of the private placement warrants under the same conditions and terms as the public warrants. The private placement warrants were subject to the same beneficial ownership limitations as the public warrants and the pre-funded warrants. Upon issuance, the private placement warrants were precluded from being considered indexed to the Company’s own stock in accordance with ASC 815. Therefore, at issuance, the private placement warrants were liability-classified and recorded at their respective issuance date fair values.

On February 6, 2024, the Company entered into a securities purchase agreement pursuant to which we issued and sold 274,182 shares of our common stock together with private placement warrants to purchase up to 274,182 shares of common stock and (ii) pre-funded warrants to purchase up to 90,363 shares of common stock together with private placement warrants to purchase up to 90,363 shares of our common stock (the “February 2024 SPA”). Each private placement warrant was immediately exercisable and had an initial exercise price of $14.00 per share. The shares of common stock and accompanying private placement warrants were sold at a combined price of $10.15 per share and the accompanying private placement warrant, and the pre-funded warrants and accompanying private placement warrants were sold at a combined price of $10.1486 per pre-funded warrant and accompanying private placement warrant, for aggregate gross proceeds of approximately $3.7 million.

The Company had the right to “call” the exercise of any portion of a holder’s private placement warrants by delivering a call notice to the holder within 30 days, in the case of the November private placement warrants, or 120 days in the case of the February private placement warrants, after the Positive Data Release. After delivery of a call notice, the private placement warrants will continue to be exercisable. Each private placement warrant would be canceled and no longer exercisable to the extent the holder failed to timely exercise the private placement warrant for the called portion thereof within 20 trading days, in the case of the November private placement warrants, or 30 trading days in the case of the February private placement warrants, following the Company’s issuance of a call notice, provided that to the extent the exercise of a called portion of a private placement warrant would cause the holder to hold common stock in excess of a specified beneficial ownership limitation, upon exercise of such portion, as set forth in the private placement warrant, instead of shares being issued, the exercise would result in the modification of the terms of such portion to be consistent with the terms of the pre-funded warrant. Upon issuance, the private placement warrants were precluded from being considered indexed to the Company’s own stock in accordance with ASC 815. Therefore, at issuance, the private placement warrants were liability-classified and recorded at their issuance date fair value.

In March 2024, the Company entered into warrant amendment agreements with holders of 100% of the private placement warrants issued in November 2023 and holders of 97% of the private placement warrants issued in the February 2024 SPA to amend the aforementioned terms in the private placement warrants. As a result, 354,693 of the November 2023 and February 2024 SPA private placement warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. The Company reclassified $0.8 million of the amended private placement warrants, as equity, in the Company's condensed statements of stockholders' equity/deficit for the nine months ended September 30, 2024, based on the guidance provided under ASC 815-40. The private placement warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.36 million in the Company's condensed statements of operations and comprehensive loss for the nine months ended September 30, 2024.

On March 27, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold 193,000 shares of the Company's common stock in a public offering together with private placement warrants to purchase up to 193,000 shares of common stock in a concurrent private placement at a combined price of $7.77 per share and accompanying private placement warrant for an aggregate purchase price of approximately $1.5 million. The Company had the right to “call” any portion of these private placement warrants under the same conditions and terms as the public warrants and the November private placement warrants. Separately on March 27, 2024, the Company entered into a securities purchase agreement in a different form pursuant to which the Company sold 159,683 shares of common stock and private placement warrants to purchase up to 159,683 shares of common stock in a private placement at a combined price of $7.77 per share and accompanying private placement warrant for an aggregate purchase price of approximately $1.25 million. The Company had the right to “call” any portion of these private placement warrants under the same conditions and terms as the February private placement warrants.

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

Call of Public Warrants and Private Placement Warrants

In August 2024, the Company called for cancellation the public warrants and the private placement warrants, pursuant to terms of the warrants permitting the Company to call the warrants for cancellation following the announcement of a statistically significant increase in FDG-PET signal in patients in the Company’s SIGNAL-AD trial of pepinemab for the treatment of Alzheimer’s disease. All of the public warrants and private placement warrants not exercised pursuant to the Inducement Letter Agreements were thereafter canceled in September 2024. As of September 30, 2024, none of the private placement warrants or the public warrants were outstanding.

Inducement Transaction

On September 17, 2024, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with holders (the “Holders”) of existing warrants to purchase up to an aggregate of 1,067,492 shares of the Company’s common stock, par value $0.0001 per share, originally issued to the Holders between October 2023 and March 2024 as public warrants or private placement warrants (the “Existing Warrants”). Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $5.636 per share in consideration of the Company’s agreement to issue new unregistered common warrants (the “New Warrants”) to purchase up to 1,601,238 shares of common stock (the “New Warrant Shares”), which were issued and sold in a private placement at a price of $0.125 per New Warrant. Each New Warrant had an initial exercise price equal to $5.636 per share, was immediately exercisable, and expires September 18, 2029. Included in the exercise of the Existing Warrants were the public warrants issued in the Offering and the private placement warrants issued in the February 2024 SPA, which had not been reclassified to equity in March 2024. The Company revalued the Offering public warrants and the February 2024 SPA liability classified private placement warrants on September 17, 2024, resulting in a fair value of $0.2 million. The decrease in the fair value of the common stock warrant liability throughout the year resulted in an offsetting gain on common stock warrant liabilities in the Statements of Operations.

The exercise of the Existing Warrants resulted in the Company issuing 872,028 shares of common stock and, pursuant to terms of the Existing Warrants, the pre-funding of 195,464 shares of common stock underlying Existing Warrants where the applicable Holder would have exceeded a specified beneficial ownership limitation contained in the applicable Existing Warrant if shares of common stock had been issued.

The gross proceeds to the Company from the exercise of the Existing Warrants and the sale of the New Warrants are approximately $6.2 million, prior to deducting financial advisory fees and estimated transaction expenses. The closing of the transactions contemplated by the Inducement Letter Agreements occurred in part on September 18, 2024 and in part on September 19, 2024.

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

As of September 30, 2024, all of the ADDF warrants were outstanding.

Pre-Funded Warrants

In connection with the exercise of Existing Warrants in the September 2024 inducement transaction, the Company pre-funded 195,464 shares of common stock underlying Existing Warrants where the applicable Holder would have exceeded a specified beneficial ownership limitation contained in the applicable Existing Warrants if shares of common stock had been issued.

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

As of September 30, 2024, all of the February 2024 SPA pre-funded warrants and pre-funded shares in connection with the September 2024 inducement transaction were outstanding.

Note 11. COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuance:

	As of September 30, 2024	As of December 31, 2023
Shares underlying outstanding stock options	84,358	14,323
Shares available for future stock option grants	3,318	528
Shares underlying outstanding public warrants	-	685,714
Shares underlying outstanding private placement warrants	1,830,297	37,694
Shares underlying convertible preferred stock-if converted	225,225	-
Shares underlying outstanding pre-funded warrants	285,827	142,857
Total shares of common stock reserved	2,429,025	881,116

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	14,323	$446.93	7.7	$-
Granted	73,906	5.75	9.6
Exercised	-	-	-	-
Forfeited	(3,847)	212.95
Expired	(24)	3,129.00
Balance as of September 30, 2024	84,358	$70.51	9.2	$-
Exercisable as of September 30, 2024	15,773	$329.72	7.7	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the nine months ended September 30, 2024, and 2023 was $3.79 per share and $4.15 per share, respectively. The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2024, and 2023 was $452,234 and $513,718, respectively.

The intrinsic value of stock options vested and exercisable and expected to vest and become exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2024, and December 31, 2023. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date.

As of September 30, 2024, and December 31, 2023, total unrecognized compensation cost related to stock options granted to employees was $342,729 and $448,511, respectively, which is expected to be recognized over a weighted-average period of 1.54 and 2.16 years, respectively.

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	4.5%	3.7%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the condensed statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$22	$48	$99	$148
General and administrative	54	67	185	222
Total stock-based compensation expense	$76	$115	$284	$370

Note 13. INCOME TAXES

No provision for income taxes was recorded in either of the three-or nine-month periods ended September 30, 2024, and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2024.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2024, and December 31, 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

Note 14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Options to purchase common stock	86,413	14,499	54,041	11,835
Public warrants to purchase common stock	551,553	-	640,994	-
If-converted common shares from convertible preferred stock	225,225	-	153,450	-
Private placement warrants to purchase common stock	1,149,565	-	803,043	-

Note 15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker, its Chief Executive Officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, and there are no segment managers who are held accountable for operations or operating results. Accordingly, the Company operates in one reportable segment. As of September 30, 2024, and December 31, 2023, all long-lived assets are located in the United States.

Note 16. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Lease expense incurred under the operating lease for each of the three-month and nine-month periods ended September 30, 2024 and 2023 was $45,144 and, $135,434, respectively.

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

On February 6, 2024, the Company entered into a securities purchase agreement pursuant to which it issued and sold 274,182 shares of our common stock together with private placement warrants to purchase up to 274,182 shares of common stock and (ii) pre-funded warrants to purchase up to 90,363 shares of common stock together with private placement warrants to purchase up to 90,363 shares of our common stock (the “February 2024 SPA”). The shares of common stock and accompanying private placement warrants were sold at a combined price of $10.15 per share and the accompanying private placement warrant, and the pre-funded warrants and accompanying private placement warrants were sold at a combined price of $10.1486 per pre-funded warrant and accompanying private placement warrant, for aggregate gross proceeds of approximately $3.7 million. FCMI and Vaccinex (Rochester), L.L.C. purchased shares of the Company’s common stock and accompanying warrants in this transaction.

On March 27, 2024, the Company entered into a securities purchase agreement in a different form pursuant to which the Company sold 159,683 shares of common stock and warrants to purchase up to 159,683 shares of common stock in a private placement at a combined price of $7.77 per share and accompanying warrant for an aggregate purchase price of approximately $1.25 million. FCMI and Vaccinex (Rochester), L.L.C. purchased shares of the Company's common stock and accompanying warrants in this transaction. This transaction closed on March 28, 2024.

On September 17, 2024, the Company entered into the Inducement Letter Agreements as described in Note 10 above. FCMI and Vaccinex (Rochester), L.L.C. participated in the transactions contemplated by the Inducement Letter Agreements.

Note 17. SUBSEQUENT EVENTS

On November 13, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein (the “Investors”) an aggregate of (i) 76,909 shares (“Shares”) of the Company’s common stock (“Common Stock”) at a price of $3.25 per Share and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 584,646 shares of Common Stock at a price of $3.2499 per Pre-Funded Warrant (such transaction, the “Private Placement”). The Private Placement closed on November 14, 2024 for aggregate gross proceeds to the Company of approximately $2.15 million.

The Pre-Funded Warrants have an initial exercise price of $0.0001 per share, are immediately exercisable, and may be exercised at any time until they are exercised in full, subject to a 39.99% beneficial ownership limitation provision contained therein. The Investors are FCMI Parent Co., which purchased Shares and Pre-Funded Warrants and is controlled by Albert D. Friedberg, chair of the Company’s board of directors, and Vaccinex (Rochester), L.L.C., which purchased Shares and is controlled by Maurice Zauderer, Ph.D., the Company’s president, chief executive officer and a member of the Company’s board of directors.

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

We have generated a limited amount of service revenue from collaboration agreements but have not generated any revenue from sales of our product candidates to date. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $5.7 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively, and a net loss of $15.3 million and $16.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, and December 31, 2023, we had cash and cash equivalents of $2.9 million and $1.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors which may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our condensed financial statements for the three and nine months ended September 30, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, we have relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements.

In August 2024, we called for cancellation the public warrants and the private placement warrants pursuant to terms of the warrants permitting us to call the warrants for cancellation following the announcement of a statistically significant increase in FDG-PET signal in patients in our SIGNAL-AD trial of pepinemab for the treatment of Alzheimer’s disease. All of the public warrants and private placement warrants not exercised pursuant to the Inducement Letter Agreements were thereafter canceled in September 2024. As of September 30, 2024, none of the private placement warrants or the public warrants were outstanding. A holder of certain of the warrants that we called for cancellation has notified us that it believes that the warrants it held are still outstanding. The number of shares represented by these canceled warrants represents approximately 8% of our outstanding shares as of September 30, 2024, on a pre-issuance basis. Should this misunderstanding continue and a resolution be required and reached, there could be adverse impacts to the Company, including the payment of damages or the issuance of additional shares of common stock.

On September 17, 2024, we entered into the Inducement Letter Agreements with the Holders of the Existing Warrants. Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $5.636 per share in consideration of our agreement to issue the New Warrants to purchase up to 1,601,238 shares of common stock, which were issued and sold in a private placement at a price of $0.125 per New Warrant. Each New Warrant had an initial exercise price equal to $5.636 per share, was immediately exercisable, and expires September 18, 2029. The gross proceeds to us from the exercise of the Existing Warrants and the sale of the New Warrants were approximately $6.2 million, prior to deducting financial advisory fees and estimated transaction expenses. FCMI Parent Co. (“FCMI”), which is controlled by Albert D. Friedberg, the chairman of our board of directors, and Vaccinex (Rochester) L.L.C., which is majority owned and controlled by Dr. Maurice Zauderer, our President, Chief Executive Officer, and a member of our board of directors, participated in the transactions contemplated by the Inducement Letter Agreements.

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

On February 6, 2024, we entered into a securities purchase agreement pursuant to which we issued and sold 274,182 shares of our common stock together with warrants to purchase up to 274,182 shares of common stock at a combined price of $10.15 per share and accompanying warrant and (ii) pre-funded warrants to purchase up to 90,363 shares of common stock together with warrants to purchase up to 90,363 shares of our common stock at a combined price of $10.1486 per pre-funded warrant and accompanying warrant, for aggregate gross proceeds of approximately $3.7 million. FCMI and Vaccinex (Rochester) L.L.C. purchased 118,227 and 29,557 shares of our common stock and accompanying warrants, respectively, in the February 2024 offering for an aggregate purchase price of $1.5 million.

Our cash and cash equivalents were $2.9 million and total current assets were $4.8 million at September 30, 2024, which will be insufficient to fund our planned operations through one year of the date that these condensed financial statements are available for issuance. See Note 1 of our unaudited condensed financial statements. There can be no assurances that we will be able to secure additional financing when needed, or if available, that it will be sufficient to meet our needs or on favorable terms.

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

On June 5, 2024, Nasdaq notified the Company that it has been provided an extension to regain and evidence compliance with the Equity Standard on or before September 30, 2024. As of September 30, 2024, we had a stockholders' deficit of $1.3 million. On October 7, 2024, the Company received a letter from the Nasdaq Listing Staff stating that the Company had not regained compliance with the Equity Standard or the Alternatives Standards and that, as a result, unless the Company timely requested an appeal of this determination to a Nasdaq Hearings Panel, Nasdaq would move to suspend trading of the Company’s common stock and to have the Company’s securities delisted from the Nasdaq Capital Market. The Company timely appealed the determination, which automatically stayed any suspension or delisting action pending the Hearings Panel’s decision and the expiration of any additional extension period granted by the Hearings Panel following the hearing set for December 5, 2024. As a result, the Company’s common stock is expected to remain listed on the Nasdaq Capital Market through at least that time. However, there can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will be able to demonstrate compliance with the Equity Standard or the Alternative Standards within any additional compliance period that may be granted by the Hearings Panel.

Clinical Update

Alzheimer's Disease

The Company initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. On March 28, 2024, we entered into a second agreement with Alzheimer’s Drug Discovery Foundation pursuant to which we sold shares of a newly designated series of convertible preferred stock, our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock for an aggregate purchase price of $1.75 million. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with Mild Cognitive Impairment (MCI) or mild dementia due to AD. On April 25, the Company provided an update regarding plans for analysis of biomarkers and clinical outcome measures during a presentation at 12th Annual Alzheimer’s & Parkinson’s Drug Development Summit. All 50 participants have completed 12-months of treatment on June 30, 2024, and SIGNAL-AD topline data was reported by Eric Siemers, MD, Principal Investigator of the SIGNAL-AD trial at the Alzheimer's Association International Conference in Philadelphia on July 31, 2024. Additional efficacy data for SIGNAL-AD was reported by Elizabeth Evans, PhD, Senior VP Discovery and

Translational Research and Chief Operating Officer on October 31, 2024, at the Clinical Trials on Alzheimer’s Disease Conference in Madrid, Spain.

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

Our study indicates that pepinemab may be most effective in patients with early stage symptoms, e.g., Mild Cognitive Impairment (MCI) or Mild Dementia due to AD. This suggests that a promising treatment strategy would be to identify people with MCI as early as possible and to treat with pepinemab to keep them from progressing for as long as possible. We believe that, to date, no disease modifying therapy has been shown to be effective in later stages of AD dementia.

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

Financial Overview

Revenue

To date, we have not generated any revenue from sales of our product candidates. The Company recorded service revenue of $52,000 and $20,000 during the three months ended September 30, 2024 and 2023, respectively. The Company recorded service revenue of $388,000 and $70,000 during the nine months ended September 30, 2024 and 2023, respectively, and $500,000 in revenue related to the achievement of a contractual milestone during the nine months ended September 30, 2023 from our collaboration agreement with Surface Oncology.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Clinical trial costs	$1,578	50%	$2,728	63%	$5,173	50%	$8,206	62%
Wages, benefits, and related costs	1,184	37%	1,158	27%	3,586	34%	3,609	27%
Preclinical supplies and equipment depreciation	318	10%	365	8%	1,203	12%	1,105	9%
Consulting, non-clinical trial services, and other	84	3%	104	2%	449	4%	297	2%
Total research and development expenses	$3,165		$4,355		$10,412		$13,217

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

Our current research and development activities primarily relate to clinical development in the following indications:

•
Alzheimer’s Disease. We initiated a randomized, placebo-controlled, multi-center phase 1/2a clinical study of pepinemab in AD, or the SIGNAL-AD trial, in 2021. This trial is based on evidence from the SIGNAL clinical trial in HD that showed treatment with pepinemab reduced cognitive decline and induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. Previous studies in AD have shown that decline in glucose metabolism correlates with cognitive decline. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. As of June 6, 2024, the last patient completed their last visit in the SIGNAL-AD Phase 1b/2 study of pepinemab treatment for Alzheimer’s disease. SIGNAL-AD topline data was reported by Eric Siemers, MD, Principal Investigator of the SIGNAL-AD trial at the Alzheimer's Association International Conference in Philadelphia on July 31, 2024. Additional efficacy data for SIGNAL-AD was reported by Elizabeth Evans, PhD, Senior VP Discovery and Translational Research and Chief Operating Officer on October 31, 2024 at the Clinical Trials on Alzheimer’s Disease Conference in Madrid, Spain.
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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$52	$20	$388	$570
Costs and expenses:
Research and development	3,165	4,355	10,412	13,217
General and administrative	1,439	1,499	5,324	5,250
Total costs and expenses	4,604	5,854	15,736	18,467
Loss from operations	(4,552)	(5,834)	(15,348)	(17,897)
Interest expense	-	-	-	(1)
Loss on settlement of warrants	(1,106)	-	(1,106)	-
Financing costs - warrant liabilities	-	-	(28)	-
Change in fair value of warrant liabilities	(71)	-	1,291	-
Change in fair value of derivative asset	-	-	(81)	-
Other (expense) income, net	(3)	922	12	964
Loss before provision for income taxes	(5,732)	(4,912)	(15,260)	(16,934)
Provision for income taxes	-	-	-	-
Net loss attributable to Vaccinex, Inc.	$(5,732)	$(4,912)	$(15,260)	$(16,934)

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

The Company recorded service revenue of $52,000 and $20,000 during the three months ended September 30, 2024 and 2023, respectively.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$3,165	$4,355	$(1,190)	(27)%
General and administrative	1,439	1,499	(60)	(4)%
Total operating expenses	$4,604	$5,854	$(1,250)	(21)%

Research and Development. Research and development expenses in the three months ended September 30, 2024 decreased by $1.2 million, or 27%, compared to the three months ended September 30, 2023. The decrease was primarily attributable to the winding down of the SIGNAL-AD trial, a pause in enrollment for the head and neck cancer trial, and less drug manufacturing costs.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the three months ended September 30, 2024 were essentially the same when compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

The Company recorded service revenue of $388,000 and $70,000 during the nine months ended September 30, 2024 and 2023, respectively, and $500,000 in revenue during the nine months ended September 30, 2023 from our collaboration agreement with Surface Oncology.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$10,412	$13,217	$(2,805)	(21)%
General and administrative	5,324	5,250	74	1%
Total operating expenses	$15,736	$18,467	$(2,731)	(15)%

Research and Development. Research and development expenses in the nine months ended September 30, 2024 decreased by $2.8 million, or 21%, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to the winding down of the SIGNAL-AD trial, a pause in enrollment for the head and neck cancer trial, and less drug manufacturing costs.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company’s daily operations and administration of the Company’s business. General and administrative expenses in the nine months ended September 30, 2024 were essentially the same when compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

To date, we have not generated any revenue from sales of our product candidates. Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our unaudited condensed financial statements. During the nine months ended September 30, 2024 and the year-ended December 31, 2023, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements, including through our ActivMAb platform. See Note 1 of our unaudited condensed financial statements. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements.

During the nine months ended September 30, 2024, the Company sold 208 shares of the Company’s common stock at a weighted average price per share of $10.30 through the Open Market Sale Agreement, for net proceeds of $2,077, respectively.

Additionally, during the nine months ended September 30, 2024 the Company received aggregate gross proceeds of approximately $14.1 million from (i) private placements of 433,865 shares of common stock, 90,363 pre-funded warrants and 717,228 warrants to purchase shares of common stock (ii) a public offering of 193,000 shares of common stock (iii) sale of 10 shares of our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock, and (iv) exercise of warrants.

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

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of September 30, 2024 and December 31, 2023, our principal source of liquidity was cash and cash equivalents in the amount of $2.9 million and $1.5 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $15.3 million and $16.9 million, respectively. For the nine months ended September 30, 2024 and 2023, we reported cash used in operations of $12.3 million and $13.6 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $355.2 million and $339.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2023. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing, or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $2.9 million and total current assets were $4.8 million at September 30, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(12,254)	$(13,642)
Cash used in investing activities	(22)	(67)
Cash provided by financing activities	13,647	7,445

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

During the nine months ended September 30, 2024 and 2023, operating activities used $12.3 million and $13.6 million, respectively, in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $15.3 million and $16.9 million, respectively.

Investing Activities. The investing activities during the nine months ended September 30, 2024 and 2023, were due to purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2024, financing activities provided $14.1 million, from the private placement of common stock and pre-funded warrants, with accompanying warrants, the public offering of common stock and private placement of accompanying warrants, the sale of Series A Preferred Stock and accompanying warrants, and the exercise of warrants. During the nine months ended September 30, 2023, financing activities provided a net of $7.4 million, of which $6.3 million was due to private placements of common stock, $1.0 million through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock and $0.2 million was due to the issuance of the Company’s common stock pursuant to the Open Market Sale Agreement.

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

There have been no material changes to our critical accounting policies and significant judgments during the nine months ended September 30, 2024, other than those discussed in Note 2 of our unaudited condensed financial statements as of and for the nine months ended September 30, 2024, included elsewhere in this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2024, Nasdaq notified the Company that it has been provided an extension to regain and evidence compliance with the Equity Standard on or before September 30, 2024. As of September 30, 2024, we had a stockholders' deficit of $1.3 million. On October 7, 2024, the Company received a letter from the Nasdaq Listing Staff stating that the Company had not regained compliance with the Equity Standard or the Alternatives Standards and that, as a result, unless the Company timely requested an appeal of this determination to a Nasdaq Hearings Panel, Nasdaq would move to suspend trading of the Company’s common stock and to have the Company’s securities delisted from the Nasdaq Capital Market. The Company timely appealed the determination, which automatically stayed any suspension or delisting action pending the Hearings Panel’s decision and the expiration of any additional extension period granted by the Hearings Panel following the hearing set for December 5, 2024. As a result, the Company’s common stock is expected to remain listed on the Nasdaq Capital Market through at least that time. However, there can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will be able to demonstrate compliance with the Equity Standard or the Alternative Standards within any additional compliance period that may be granted by the Hearings Panel.

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

The Series A Preferred Stock has a liquidation preference before our common stockholders equal to the greater of (i) $175,000 per share for a total of $1.75 million, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock (the “Original Share Price”), plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. As of September 30, 2024, the holder of the shares of Series A preferred stock were entitled to a liquidation preference of $1.75 million, in the event of any liquidation, dissolution or winding up of the Company. Further, upon the occurrence of Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the Company including a merger or sale of substantially all of the Company’s assets) or other liquidation of the Company, the holders of the Series A Preferred Stock will receive a distribution of the Company’s assets per their liquidation preference before any holders of common stock receive a distribution. As a result, in the event of a liquidation of the Company the proceeds received by the common stockholder may be reduced.

Shares of common stock issuable upon conversion of our Series A Preferred Stock will be dilutive to our existing shareholders upon conversion and adversely affect the market price of our common stock.

As of September 30, 2024, we had outstanding 10 shares of Series A Preferred Stock with an aggregate liquidation preference of $1.75 million. No shares of the outstanding Series A Preferred Stock are convertible before the public announcement by the Company of top-line data from its study “SEMA4D Blockade Safety and Brain Metabolic Activity in Alzheimer’s Disease (AD)” (the “Data Release”). The Data Release was made on July 31, 2024, but no shares of Series A Preferred Stock have to date been converted into shares of common stock. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock.

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

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2024)

10.1

Form of Inducement Letter Agreement, by and between the Company and each purchaser identified on the signature pages thereto, dated as of September 17, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2024).

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

Vaccinex, Inc.
(Registrant)

November 14, 2024	By:	/s/ Maurice Zauderer
Maurice Zauderer, Ph.D.
President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	By:	/s/ Jill Sanchez
Jill Sanchez, CPA
Chief Financial Officer
(Principal Financial Officer)