Form 10-K
period 2024-12-31
VACCINEX, INC.
filed 2025-04-15
CIK 1205922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38624

Vaccinex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	16-1603202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1895 Mount Hope Avenue Rochester, NY	14620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 271-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VCNX	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

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

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as computed by reference to the June 30, 2024, closing price reported by Nasdaq, was approximately $5,577,428.

As of April 11, 2025, the Registrant had 2,676,637 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail in the risk factors in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events.

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

All share and per share amounts have been retroactively restated as if the reverse splits occurred at the beginning of the earliest period presented.

Explanatory Note

Subsequent to the issuance of the Company's 2023 financial statements, the Company's management determined that the statement of cash flows did not appropriately present cash used in operating activities and cash provided by financing activities. Specifically, within operating activities, the Company did not appropriately present fair value adjustments related to warrant instruments. Within financing activities, the Company omitted proceeds associated with the issuance of warrant instruments that were liability-classified as of December 31, 2023. As a result, the 2023 statement of cash flows has been restated from the amounts previously reported. Refer to Footnote 18 to the financial statements in this Form 10-K for more information.

Internal Control Considerations

In connection with the restatement, management has concluded that the Company had a material weakness in internal control over financial reporting as of December 31, 2024. Specifically, the Company has not effectively designed and implemented controls to review the statement of cash flows at an appropriate level of precision, resulting in the material misstatement of the 2023 Statement of Cash Flows. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and the material weaknesses identified, refer to Part II, Item 9A, “Controls and Procedures.”

Items Impacted in this Form 10-K

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Part II, Item 9A, “Controls and Procedures”

Part IV, Item 15, “Exhibits, Financial Statement Schedules”

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer, and autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the activity of immune and inflammatory cells at sites of injury, cancer, or infection. We have used our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of Alzheimer’s disease, or AD and as our resources allow, also developing pepinemab for head and neck cancer, and pancreatic cancer. Additionally, third party investigators have studied pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including melanoma. We have developed multiple proprietary platform technologies and product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies.

Our lead platform technology is our SEMA4D antibody platform which includes our lead product candidate, pepinemab, which is currently in clinical development for the treatment of Alzheimer’s disease, head and neck, pancreatic and breast cancer, through our efforts or through investigator-sponsored trials. Our additional product candidate VX5 is in an earlier stage of development and was selected using our ActivMAb platform. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

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
•
Our ActivMAb® antibody discovery platform is a proprietary human antibody discovery platform based on a novel method for expressing and presenting complex multipass membrane proteins, as well as large and diverse libraries of high affinity, full-length human monoclonal antibodies on the surface of mammalian pox viruses. We believe our ActivMAb technology offers (i) rapid generation of high affinity, full-length, human monoclonal antibodies synthesized and naturally modified in mammalian cells, (ii) expression and selection of antibodies that easily and predictably transition to manufacturing in mammalian lines, and (iii) an innovative and efficient method for selecting antibodies against multi-pass membrane proteins, an important class of pharmacological targets that have been challenging for antibody selection. Our product candidate CHS-114, and anti-CCR8 antibody was licensed to Coherus. VX5 was generated by our ActivMAb platform for preclinical development related to autoimmune disorders. We have also entered into antibody discovery agreements with third-parties for their use of the ActivMAb platform.

Pepinemab

Pepinemab is a humanized monoclonal antibody that binds and blocks the signaling activity of SEMA4D. We believe pepinemab has novel mechanisms of action for the treatment certain neurodegenerative diseases, including AD and Huntington's disease, or HD, and cancer. As of December 31, 2024, over 650 patients have been treated or enrolled in Phase 1 and 2 clinical trials of pepinemab in separate indications.

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

Cancer

We have currently paused our research efforts for cancer. Pepinemab has been studied as a treatment for advanced solid tumors, including in clinical trials in HNSCC, NSCLC, osteosarcoma, and melanoma. We have demonstrated in preclinical tumor models that SEMA4D regulates infiltration of immune precursor cells into tumor tissue. Our preclinical data suggest that blocking SEMA4D promotes infiltration of CD8+ cytotoxic T-cells that can eradicate the tumor while simultaneously altering the tumor microenvironment to reduce immunoinhibitory myeloid suppressor and T regulatory cells. We have also demonstrated in preclinical models the potential for synergy between pepinemab and different checkpoint inhibitors when used in combination. We completed a first Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. Pepinemab was well tolerated in this clinical trial.

In October 2017 in collaboration with Merck KGaA, we initiated the CLASSICAL–Lung clinical trial, a Phase 1b/2 clinical trial of pepinemab in combination with avelumab, (also known as Bavencio) an inhibitor of the PD-1/PD-L1 checkpoint pathway, in patients with NSCLC who have not previously been treated with immunotherapy. In July 2018, an additional cohort of patients who failed prior immunotherapy was added to the trial. The CLASSICAL-Lung trial consisted of a dose escalation phase and a subsequent dose expansion phase. We completed enrollment in the dose expansion phase in August 2019 and released topline data for this trial at the virtual American Society of Clinical Oncology (ASCO) conference in June 2021. A manuscript reporting the results of this study was published in the journal Clinical Cancer Research in April 2021. In the first quarter of 2023, we initiated a Phase 1b/2 single-arm, open label study to evaluate pepinemab in combination with avelumab (Bavencio®) as second line combination therapy for patients with metastatic pancreatic adenocarcinoma (PDAC, TPS4195, NCT05102721). The Company-sponsored study will employ a Bayesian Optimal Interval (BOIN) Design in the Phase 1b segment and a Simon two stage assessment in the Phase 2 segment and is expected to enroll 40 subjects. The trial rationale is supported by data from prior studies suggesting that pepinemab may reduce immune suppression in the TME, rendering “cold” tumors such as PDAC to become “hot” and enhancing efficacy of ICIs such as avelumab. The trial will be conducted at the University of Rochester and is being primarily funded by a Gateway Discovery Award (administered by the Conquer Cancer Foundation/ASCO).

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

Huntington’s Disease

We have currently paused our research efforts for HD, which is a neurodegenerative genetic disorder that typically manifests in mid-adult life, as we focus on our development of Alzheimer’s research. Our study of pepinemab in HD is based on our prior research of neurodegenerative disease mechanisms, in which we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes. As discussed above, the chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in HD, AD, progressive MS, and other neurodegenerative disorders. We initiated the SIGNAL study, a Phase 2 clinical trial, in July 2015 in early manifest and late prodromal (pre-manifest) HD patients. This clinical trial builds on preclinical studies in an animal model of HD and safety data from a Phase 1 dose-escalation clinical trial of pepinemab in MS patients that we completed in November 2014. The SIGNAL study has an adaptive design, and interim analysis of Cohort A data for 36 randomized patients was completed in April 2017. Data from this cohort showed that treatment with pepinemab induced a sharp increase in glucose metabolism in the brain during HD disease progression as detected by conventional FDG-PET imaging. On the basis of this data, the design of the Cohort B study was modified, and enrollment in Cohort B was completed in December 2018. Cohort B includes a total of 265 subjects in two cohorts: 179 patients who have early manifest disease, and 86 who are late prodromal. All subjects were randomized to receive monthly infusions of either pepinemab or placebo for 18 months in double-blind fashion without crossover. Topline data for the SIGNAL Phase 2 trial was reported on September 22, 2020, and more detailed analysis of the data was presented at medical conferences on October 30, 2020, April 30, 2021, and September 10, 2021. The U.S. Food and Drug Administration, or FDA, has granted both Orphan Drug designation and Fast Track designation to pepinemab for HD. Final data from the SIGNAL trial was published in Nature Medicine 28: 2813-2193 in 2022.

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

Our SEMA4D Antibody Platform

Overview

Our SEMA4D antibody platform is the application of our extensive knowledge of SEMA4D biology to develop our lead product candidate pepinemab, a molecule that blocks the signaling activity of SEMA4D, for the treatment of various diseases and conditions, including to promote immune cell infiltration and activity in tumors as well as to inhibit neuroinflammatory and neurodegenerative diseases.

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

Children’s Oncology Group

In December 2017, we entered into an agreement for an Investigator Sponsored Clinical Trial Agreement, or IST with Children’s Hospital of Philadelphia, or CHOP, on behalf of COG, to provide pepinemab for a Phase1/2 clinical trial to study pepinemab as a single agent in treating younger patients with recurrent, relapsed, or refractory solid tumors, including osteosarcoma. We provided pepinemab drug and limited funding for clinical laboratory testing of patient samples, but all other clinical trial expenses are funded by the National Cancer Institute, or the NCI, through a grant to COG. CHOP, on behalf of COG, owns the clinical data developed or obtained in connection with this IST, except that we will own data developed by or obtained from us or on our behalf and that Vaccinex and CHOP, on behalf of COG, will jointly own certain pharmacokinetic and pharmacodynamic data and biomarker analysis data. We possess an exclusive right under the agreement to purchase any of the data owned by CHOP. No license rights to pepinemab are conveyed to CHOP, COG or the NCI by this agreement. The study has been completed, and a manuscript entitled, “A Phase 1/2 Study of Pepinemab in Children, Adolescents, or Young Adults with Recurrent or Refractory Solid Tumors: A Children’s Oncology Group Consortium Report” has been accepted for publication in Pediatric, Blood and Cancer (2024). Pepinemab was well-tolerated in both children and adolescents and one 8-year-old boy with osteosarcoma had ongoing disease stabilization for greater than 2 years. However, the frequency and duration of objective responses did not support continued development as a single agent.

Emory University

We have entered into three IST agreements with Emory University to provide pepinemab and financial support for three separate investigator sponsored clinical trials. Due to difficulties related to patient recruitment, one of these trials has been abandoned. Patient recruitment in the other two trials has been successful, and the studies are continuing. (1) a Phase 1 clinical trial evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical patients with resectable head and neck cancer; and (2) a Phase 1 clinical trial evaluating pepinemab as a single agent and in combination with ipilimumab or nivolumab in pre-surgical patients with resectable melanoma. Both studies will evaluate the effect of the regimens on the immune profile in the tumor microenvironment and in peripheral blood. These trials are “window of opportunity” studies in which patients receive treatment between their cancer diagnosis and surgical resection. To support these studies, we are providing pepinemab and combination antibodies for neoadjuvant administration and limited financial support for site clinical operations prior to resection and clinical laboratory testing of patient samples. Emory University will own the clinical data resulting from these ISTs, and we will have the right to access and use this data for any lawful purpose. No license rights to pepinemab are conveyed to Emory University by these agreements.

Huntington Study Group (SIGNAL)

In March 2015, we entered into a Clinical Trial Management Agreement with The Huntington Study Group, or HSG, to provide general CRO-related services for the SIGNAL study in HD, including management of subcontractors involved in the clinical trial, at approximately 30 clinical sites in the United States and Canada, each covered by a standard clinical trial agreement between us, as IND sponsor, HSG and the clinical site. Payments are on a fee for service basis. We will retain ownership of all clinical data generated from this agreement, while HSG and its subcontractors, including the clinical sites, will have the right to use limited data generated from the study for internal educational and non-commercial purposes. No license rights to pepinemab are conveyed to HSG by this agreement. Top line data from this study was released on September 22, 2020, and further analysis was presented at medical conferences on October 30, 2020, April 30, 2021, and September 10, 2021. A manuscript reporting detailed study results was published in Nature Medicine 28:2183-2193 in 2022.

Pepinemab in Alzheimer’s disease

Overview

Alzheimer's disease is a neurodegenerative genetic disorder that typically manifests in mid-adult life. Our study of pepinemab in AD is based on our prior research of neurodegenerative disease mechanisms, where we demonstrated in preclinical models that SEMA4D triggers activation of both microglia and astrocytes, the innate inflammatory cells of the CNS, and that such activation can be reduced or prevented by treatment with pepinemab. The chronic activation of microglia and astrocytes has been implicated as an important disease mechanism in AD, HD, progressive MS, and other neurodegenerative disorders.

We believe that neuroinflammation and the mechanism of action of pepinemab is relevant to pathogenesis of AD and other slowly progressive neurodegenerative diseases (e.g., HD, PD, progressive MS). There are, of course, important differences among these diseases in the specific stress-inducing event that initiates pathology, and the brain regions affected. In April 2023, we reached our enrollment target for the Phase 1b/2 SIGNAL-AD study evaluating pepinemab as a potential treatment for people with mild dementia due to AD. As of June 6, 2024, the last patient completed their last visit in the SIGNAL-AD Phase 1b/2 study of pepinemab treatment for Alzheimer’s disease. SIGNAL-AD topline data was reported by Eric Siemers, MD, Principal Investigator of the SIGNAL-AD trial at the Alzheimer's Association International Conference in Philadelphia on July 31, 2024. Additional efficacy data for SIGNAL-AD was reported by Elizabeth Evans, PhD, Senior VP Discovery and Translational Research and Chief Operating Officer on October 31, 2024, at the Clinical Trials on Alzheimer’s Disease Conference in Madrid, Spain.

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
MCT-4
Integrated Density (AU)
Control
SEMA4D
SEMA4D + HuIgG4
SEMA4D + VX15
VX15
****
***
*

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

Figure 3. Pepinemab Promotes Migration of Oligodendrocyte Precursor Cells

Figure 4. Pepinemab Inhibits Activation of Microglia

Data in preclinical mouse model of AD

Glial dysfunction and associated neuroinflammation contributes to and amplifies neurodegenerative pathology of neurodegenerative processes involved in AD. Glial activation is coincident with neuronal upregulation of SEMA4D in human AD autopsy brain tissue (Fig. 1), as well as in brains of mouse AD model, CVN (APPSwDI/NOS2-/-). The CVN mouse incorporates mutations of Aβ precursor protein that are characteristic of familial Alzheimer’s disease (AD) together with a mutation that reproduces conditions of brain inflammation associated with AD. The CVN model displays some of the primary pathologies associated with Alzheimer’s disease: Aβ plaques, hyperphosphorylated tau causing neurofibrillary tangles and cell death (neuronal loss), and consistent spatial memory impairment and neurovascular deficits.

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

Completed Phase 1 Clinical Trial for Safety

The safety and tolerability of pepinemab was initially assessed in a Phase 1 dose-escalation clinical trial in MS patients. In November 2014, we completed a multi-center, double-blind, placebo controlled, single-ascending dose Phase 1 safety and tolerability clinical trial of intravenous pepinemab in 50 adult patients with MS. Pepinemab was well tolerated in this Phase 1 clinical trial. No dose-limiting toxicity was found in five cohorts with doses ranging from 1 to 20 mg/kg. Only one serious adverse event has been reported and was deemed unrelated to the study treatment. This same clinical trial also provided quantitative data that allowed us to estimate the half-life of the pepinemab antibody in patients as approximately 20 days. We believe this extended half-life will allow us to treat subjects once a month. We selected HD as our initial indication for pepinemab because of the unmet need in the indication, as well as well-characterized natural history, and nearly 100% diagnostic precision based on presence of mutations. The data from the

Phase 1 MS safety clinical trial has contributed to the safety database to enable initiation of the completed Phase 1b/2 clinical trial in AD and a separate completed Phase 2 clinical trial in HD.

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

Current Approaches to the Treatment of Alzheimer’s Disease

The current competitive landscape in AD offers medications that are aimed at treating the symptoms of the disease. Cholinesterase inhibitors, including Donepezil (Aricept®), Rivastigmine (Exelon®), Galantamine (Razadyne®) and glutamate regulators including Memantine (Namenda®) can be prescribed to treat symptoms related to memory and thinking. Patients experiencing non-cognitive symptoms, such as sleep disturbances, or agitation may be prescribed Suvorexant (Belsomra®) or Brexpiprazole (Rexulti®) respectively. These drugs are modestly effective and may cause a host of side effects including serious side effects of increased risk of death in older adults with dementia-related psychosis, as well as nausea, loss of appetite, headache, confusion, dizziness, impaired alertness and motor coordination, worsening of depression or suicidal thinking, complex sleep behaviors, sleep paralysis, compromised respiratory function. Therefore, the need for disease modifying therapies that can reverse or stop the underlying pathology of the disease is considered the most important area of need in the AD space. In AD, many trials of therapies aimed at lowering amyloid or tau have had mixed results though these trials have led to regulatory approval of two monoclonal antibodies, Aduhelm® or aducanumab in 2021 and Leqembi ® or lecanemab in January 2023. Nonetheless, these therapies are modestly effective, not widely available, and are associated with significant potential risks (e.g. amyloid-related imaging abnormalities). While specific disease mechanism targeting therapies for neurodegenerative disorders remain critical, therapies that target common alternative mechanisms such as neuroinflammation may offer meaningful benefits.

Our Approach to Alzheimer’s Disease

We believe SEMA4D impacts the pathology of AD through multiple mechanisms, making SEMA4D a promising target for therapeutic development in this disease that may prevent or delay the progress of, or reduce the symptoms of, the disease in patients with early Alzheimer’s dementia.

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

Topline data for the SIGNAL study was released in September 2020 and followed by a more detailed report at medical conferences on October 30, 2020, April 30, 2021, and September 10, 2021, and publication of full study results in Nature Medicine 28:2183-2193 in 2022. As with any well-designed phase 2 study, the main goal of the SIGNAL study was to identify a patient population that can benefit from the selected treatment and to characterize endpoints that can be employed to evaluate treatment benefit in this population. Although the study did not meet pre-specified co-primary endpoints, we believe that evidence of treatment benefit to patients is reflected in key cognitive assessments for the total population as well as in CGIC scores of patients who were somewhat more advanced in disease progression at the time of enrollment, support continued development of pepinemab in both HD and potentially other slowly progressive neurodegenerative diseases, including AD, that are characterized by cognitive decline, brain atrophy and reduced metabolic activity. Key observations from pre-specified and post-hoc analyses include:

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

Nature Medicine (2022), 28(10):2183-2193.

Pepinemab in Cancer

Overview

We have studied pepinemab as a treatment for advanced solid tumors, including NSCLC, HNSCC and PDAC. Our preclinical data suggests that blocking of SEMA4D promotes infiltration of immune cells that can eradicate the tumor. We completed a Phase 1 clinical trial of pepinemab as a single-agent cancer therapy and released top-line data in October 2014. We initiated the CLASSICAL–Lung clinical trial of pepinemab in combination with avelumab, a checkpoint inhibitor of the PD-1/PD-L1 pathway, in October 2017 in patients with NSCLC who have not been previously treated with immunotherapy and in patients who have failed prior immunotherapy. Near topline data for the CLASSICAL–Lung clinical trial was reported at ASCO in June 2020 and a manuscript reporting the results was published in Clinical Cancer Research April 5, 2021; DOI: 10.1158/1078-0432.CCR-20-4792. We have paused our clinical trials related to cancer.

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

Completed Phase 1b/2 Clinical Trials

Non-Small Cell Lung Cancer (NSCLC)

In October 2017, in collaboration with Merck KGaA, based on safety data obtained in a Phase 1 clinical trial with pepinemab administered as a monotherapy in patients with solid tumors, we initiated the CLASSICAL–Lung Phase 1b/2 clinical trial in NSCLC of pepinemab in combination with avelumab, a checkpoint inhibitor targeting the PD-1/PD-L1 pathway. The CLASSICAL-Lung trial consists of a dose escalation phase and a subsequent dose expansion phase. The dose escalation phase of the trial consisting of 12 subjects is complete, and we have now completed the dose expansion phase, which includes 18 subjects in one cohort of patients who are immunotherapy naïve and 32 subjects in a second cohort whose tumors have progressed during or following an initial treatment with anti-PD1/PD-L1.

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

Our ActivMAb Antibody Discovery Platform

Our Approach to Antibody Discovery

Our ActivMAb platform is a proprietary human antibody discovery platform which uses a novel method to express fully human monoclonal antibodies on the surface of the vaccinia virus. The vaccinia virus is a mammalian virus that enables synthesis and selection of fully human monoclonal antibodies in mammalian cells where they undergo the post-translational modifications that distinguish mammalian cells from either bacteria or yeast. To date, the most common methods for selecting fully human antibodies have been through immunization of immunoglobulin transgenic mice, which has the disadvantage of tolerance to the many target determinants that are common to both mice and humans (approximately 90%), or through use of in vitro libraries synthesized and expressed in either bacterial or yeast cultures. While library-based methods of antibody selection avoid the problem of tolerance, the selected antibodies are synthesized in an environment that differs from the mammalian cell lines in which they will ultimately be manufactured and their properties in that environment are not predictable. By expressing antibodies on a virus that infects mammalian cells, our antibodies undergo the normal range of modifications characteristic of such cells. We believe that these antibodies can more predictably transition to manufacturing in mammalian cell lines that are commonly used to produce commercial quantities of therapeutic antibodies. We believe our ActivMAb technology offers several advantages over selection platforms that utilize bacterial or yeast expression vectors:

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

ActivMAb also provides an “Antigen Virus” application, a powerful complement to drug discovery strategies targeting complex protein targets including ion channels and G-protein coupled receptors (GPCRs) such as chemokine receptors. Specific membrane targets are also key to development of antibody drug conjugates (ADC) for cancer. The ActivMAb system enables expression of functional, properly folded complex proteins on the relatively simple membrane of a mammalian virus. We believe that this is a much more highly purified presentation and efficient selection technology than the complex natural membrane fragments that have been termed virus-like particles.

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

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. We believe we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer or autoimmune disorders. To the extent we are successful in developing pepinemab, we believe we would compete with products that utilize a different mechanism of action.

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

The testing and approval process for a biologic requires substantial time, effort and financial resources and this process may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policymakers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In the U.S., for example, the Patient Protection and Affordable Care Act, as amended, or ACA, substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and, annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

Employees

As of December 31, 2024, we had 23 full-time employees and 4 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe our relationship with our employees is good.

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
o
We have identified material weaknesses in our internal control over financial reporting that could impair our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
o
The restatement of previously issued financial statements may affect stockholder and investor confidence or harm our reputation.
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
o
The regulatory review processes are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.
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
•
Risks Related to Our Securities
o
Our Common Stock was delisted from trading on Nasdaq and is currently available for quotation on the OTCPK Market, which involves additional risks compared to being listed on a national securities exchange.
o
The relatively low trading volume of our common stock may limit your ability to sell your shares.
o
Our common stock is subject to the penny stock rules, which makes our common stock less liquid.
o
The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights on the distribution of assets upon liquidation, dissolution and winding up.
o
Shares of common stock issuable upon conversion of our Series A Preferred Stock will be dilutive to our existing stockholders upon conversion and adversely affect the market price of our common stock.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2001. For the years ended December 31, 2024, and 2023, we reported a net loss of $18.6 million, $20.3 million, respectively. As of December 31, 2024, and 2023, we had an accumulated deficit of $358.6 million, and $339.9 million, respectively.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $16.2 million and $21.4 million for the years ended December 31, 2024, and 2023, respectively, and an accumulated deficit of $358.6 million and $339.9 million as of December 31, 2024, and 2023, respectively. In addition, the Company has been delisted from the NASDAQ Capital Market due to its inability to comply with continued listing standards, is currently listed on the OTCPK, and filed a Form 15 to deregister its securities under Section 12(g) of the Securities Act on March 27, 2025, which is expected to be effective no later than 90 days from when it was filed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. In September 2020, we filed a prospectus supplement related to open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) pursuant to which we may sell up to $113.0 million of shares of our common stock through Jefferies. On May 19, 2023, the Company filed a prospectus supplement under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,391,000 through the Open Market Sale AgreementSM. In 2024 and 2023, the Company sold 208 and 3,409 shares, respectively, through the Open Market Sale Agreement for proceeds of $2,077 and $0.3 million, respectively, net of commission. No further sales can be made pursuant to the Open Market Sale Agreement.

Even with the equity financing arrangements we have completed in the past, we will need to complete additional financing transactions in order to continue operations. These arrangements may also not be sufficient in the near-term. Given, among other things, the current economic uncertainty associated with the inflationary environment, and our recent stock price performance, our financing strategies we may pursue may not be sufficient to fund our operations in the near term. There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or on favorable terms.

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

We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of our financial close process audits for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to our control environment based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses related to (1) a lack of segregation of duties within our financial reporting controls that are relevant to our preparation of financial statements, including the ability to create, approve and post journal entries within our general ledger system and the ability to prepare and approve account reconciliations, and (2) not having effectively designed and implemented controls to review the statement of cash flows at an appropriate level of precision, which resulted in the restatement of the Company’s Statement of Cash Flows for fiscal year ended December 31, 2023 as described in Note 18 to the financial statements included in this Form 10-K.

If we are unable to remediate the identified material weaknesses or further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or may result in a restatement of financial statements for prior periods.

The restatement of certain previously issued financial statements may affect stockholder and investor confidence or harm our reputation, and may subject us to additional risks and uncertainties, including increased cost and the increased probability of legal proceedings, regulatory inquiries, sanctions, or investigations.

In the course of our financial close process audits for the year ended December 31, 2024, our management determined that due to a material weakness in our internal controls over financial reporting, the statement of cash flows for our 2023 financial statements did not appropriately present cash used in operating activities and cash provided by financing activities. As a result, the 2023 statement of cash flows has been restated from the amounts previously reported.

As a result of the restatement, the Company has incurred unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to several additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or business, results of operations, liquidity and financial condition, or cause stockholders and investors to lose confidence in the accuracy and completeness of our financial reports or cause the price of our common stock to decline.

Our ability to use net operating loss and credit carryforwards may be limited as a result of the effects of changes in tax laws and regulations.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss, or NOL, carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL and credit carryforwards could be limited depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. As of December 31, 2024, we had federal NOLs of $312.7 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, generally limited utilization of losses generated after 2017 to 80% of future annual taxable income. Any such limitations or disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

We may not be able to pay debt and obligations when due.

On May 8, 2020, we received the PPP Loan for approximately $1.1 million under the Paycheck Protection Program. On November 8, 2021, we were granted loan forgiveness of $876,171 by the SBA. The remaining balance of the loan will be paid in monthly installments of $6,334 through April 2025.

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

Pepinemab is our most advanced product candidate, and we are focused on developing it for AD, and as our resources allow also developing pepinemab for HNSCC, and PDAC. Additionally, third party investigators are studying pepinemab investigator-sponsored trials, or ISTs, is evaluating pepinemab in breast cancer and melanoma as well as in “window of opportunity” studies in other indications. We do not have control over how the ISTs are conducted or designed. These ISTs may identify adverse reactions associated with our product candidates. Any problems that arise in development of pepinemab for one indication, or in one trial, may have an adverse effect on the development of pepinemab for other indications and could cause us to cease development of pepinemab altogether. Similarly, as part of our SEMA4D antibody platform strategy, we intend to also develop pepinemab in additional neurodegenerative disease and cancer indications. Any adverse result or event that causes us to cease developing or limits our development of pepinemab would have adverse effects on our existing business, as well as our future prospects.

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

In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, if regulatory approval for any of our product candidates is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international markets and do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in countries outside the United States may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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

Based on our preclinical research, we believe that the combination of pepinemab with immunotherapeutic drugs, such as immune checkpoint inhibitors, could prove beneficial because pepinemab promotes infiltration of immune cells into a tumor. As such, we believe pepinemab could enhance the activity of other agents that increases peripheral immune responses. Most of the preclinical studies with respect to the combination of pepinemab with immunotherapies have involved the anti-CTLA-4 antibody ipilimumab. The results of these studies showed that pepinemab in combination with the CTLA-4 checkpoint inhibitor can greatly enhance the immune response to tumors by amplifying the benefits of this checkpoint inhibitor. However, while we have performed research with respect to pepinemab in combination with other immunotherapies, it is not clear that such combinations will have the same benefits or synergies demonstrated in animal models by the preclinical studies of pepinemab in combination with anti-CTLA-4 antibodies. Accordingly, we may not be able to generate adequate data to demonstrate the efficacy and safety in clinical trials of pepinemab in combination with other immunotherapies, which could result in significant setbacks in clinical trials and changes to our development plans. If future clinical trials do not produce favorable results, our ability to achieve regulatory approval for pepinemab may be adversely impacted.

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

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to various government agencies. Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the VA FSS pricing program. If we successfully commercialize any of our products and participate in such governmental pricing programs, we will be liable for errors associated with our submission of pricing data. That liability could be significant. For example, if we are found to have knowingly submitted false average manufacturer price, average sales price, the best price, or non-federal average manufacturer price information to the government, or fail to timely submit such information, we may be liable for significant civil monetary penalties. The foregoing also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

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

In addition to our current research and development collaborations, a part of our strategy is to enter into additional research and development collaborations in the future, including collaborations with pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing.

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

Risks Related to Our Securities

Our Common Stock was delisted from trading on Nasdaq and is currently available for quotation on the OTCPK Market, which involves additional risks compared to being listed on a national securities exchange. Our ability to sell equity securities and the liquidity of the Common Stock will be adversely affected if we are unable to transfer our listing to another national securities exchange or, at minimum, a medium that offers greater liquidity than the OTCPK Market.

The delisting of the Common Stock from the Nasdaq has materially and adversely impacted us in several ways, including, without limitation, by (i) reducing the liquidity and market price of the Common Stock; (ii) reducing the number of investors willing or able to hold or acquire the Common Stock, which will negatively impact our ability to raise equity financing; (iii) impairing our ability to provide equity incentives to its employees; (iv) impacting the Common Stock as it currently falls within the definition of a "penny stock," which would cause brokers trading the Common Stock to adhere to more stringent rules; (v) causing analysts to limit or stop coverage of the Common Stock; and (vi) limiting availability of market quotations for the Common Stock.

Although our Common Stock is available for quotation on the OTCPK Market, the delisting of the Common Stock on Nasdaq limits the liquidity of the public trading market for our Common Stock. The lack of an active, liquid trading market for our Common

Stock could have material adverse effects on our business, financial condition and future prospects due to, among other things, impairing the ability of holders of our Common Stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable and reducing the trading liquidity and fair market value of the shares of the Common Stock, as well as our ability raise funds through the sale of equity or equity-linked securities that will be required to operate our existing and future businesses.

The relatively low trading volume of our common stock may limit your ability to sell your shares.

We have historically experienced a relatively low trading volume of shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

Our common stock is subject to the penny stock rules, which makes our common stock less liquid.

The SEC has adopted a set of rules called the “penny stock rules” that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market), provided that current price and volume information regarding transactions in such securities is provided by the exchange. Our stock is not listed on such an exchange and we have no expectation that our common stock will be listed on such an exchange in the future. The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. Additionally, the broker-dealer must provide the customer with other information. The penny stock rules also require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser. The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for a stock such as ours that is subject to the penny stock rules.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights on the distribution of assets upon liquidation, dissolution and winding up.

The Series A Preferred Stock has a liquidation preference before our common stockholders equal to the greater of (i) $175,000 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock (the “Original Share Price”), plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. As of December 31, 2024, the holder of the shares of Series A preferred stock were entitled to a liquidation preference of $1.75 million, in the event of any liquidation, dissolution or winding up of the Company. Further, upon the occurrence of Deemed Liquidation Event (generally defined to include certain fundamental transactions involving the Company including a merger or sale of substantially all of the Company’s assets) or other liquidation of the Company, the holders of the Series A Preferred Stock will receive a distribution of the Company’s assets per their liquidation preference before any holders of common stock receive a distribution. As a result, in the event of a liquidation of the Company the proceeds received by the common stockholder may be reduced.

Shares of common stock issuable upon conversion of our Series A Preferred Stock will be dilutive to our existing stockholders upon conversion and adversely affect the market price of our common stock.

As of December 31, 2024, we had outstanding 10 shares of Series A Preferred Stock with an aggregate liquidation preference of $1.75 million. The Series A Preferred Stock are presently convertible into shares of common stock, the conversion of such would result in immediate dilution to existing holders of our common stock.

Certain of our management, including our chief executive officer, chairman of our board, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our management, including our chief executive officer, chairman of our board, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. As a result, these stockholders have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. These large affiliate holdings may also contribute to a lack of liquidity in our stock.

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

Our Chief Operating Officer and Systems Administrator are primarily responsible for assessing and managing the cybersecurity risks we face under our policies and procedures, including those described in “Risk Management and Strategy” above. Our Chief Operating Officer is primarily responsible for reporting any material cybersecurity related incidents to our Audit Committee.

Item 2. Properties.

Our principal executive office is located in Rochester, New York, and consists of approximately 31,180 square feet of leased office and laboratory space for our one operating segment. We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCPK under the symbol “VCNX”. The OTCPK is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. OTC quotations reflect intra-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Prior to being listed on the OTCPK our common stock was listed on The Nasdaq Stock Market, LLC, from August 2018 to December 2024.

As of April 11, 2025, there were 146 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Repurchases of Vaccinex Securities

We did not repurchase any shares during the fourth quarter of the year ended December 31, 2024.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, we did not issue any securities in reliance on Section 4(a)(2) of the Securities Act as a transaction not involving a public offering or any other exemption from registration that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Management's discussion and analysis below takes into account the effects of the restatement described in Note 18 to the financial statements included in this annual report on Form 10-K.

Company Overview

We are a clinical-stage biotechnology company engaged in the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs, including neurodegenerative diseases, cancer, and autoimmune disorders. We believe we are the leader in the field of semaphorin 4D, or SEMA4D, biology and that we are the only company targeting SEMA4D as a potential treatment for neurodegenerative diseases, cancer, or autoimmune disorders. SEMA4D is an extracellular signaling molecule that regulates the activity of immune and inflammatory cells to sites of injury, cancer, or infection. We have used our SEMA4D antibody platform and our extensive knowledge of SEMA4D biology to develop our lead product candidate, pepinemab, an antibody that we believe utilizes novel mechanisms of action. We are focused on developing pepinemab for the treatment of Alzheimer’s disease, or AD, and as our resources allow also developing pepinemab for head and neck cancer, or HNSCC, and pancreatic cancer, or PDAC. Additionally, third party investigators have studied pepinemab in clinical trials in breast cancer, as well as in “window of opportunity” studies in other indications, including melanoma. We have developed multiple proprietary platform technologies and product candidates to address serious diseases or conditions that have a substantial impact on day-to-day functioning and for which treatment is not addressed adequately by available therapies.

Our lead platform technology is our SEMA4D antibody platform which includes our lead product candidate, pepinemab, which is currently in clinical development for the treatment of Alzheimer’s disease, HNSCC, pancreatic and breast cancer, through our efforts or through investigator-sponsored trials, or ISTs. Our additional product candidate VX5 is in an earlier stage of development and was selected using our ActivMAb platform. We believe our multiple platform technologies position us well for continued pipeline expansion and partnership opportunities going forward.

To date, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as the performance of services from collaboration agreements, including through our ActivMAb platform. We continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception, resulting in substantial doubt in our ability to continue as a going concern. We reported a net loss of $18.6 million and $20.3 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, and December 31, 2023, we had cash and cash equivalents of $1.1 million and $1.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any.

Our recurring net losses and negative cash flows from operations raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. To date, the Company has relied on equity and debt financing to fund its operations, in addition to capital contributions from noncontrolling interests and a limited amount of service revenue from collaboration agreements. During the years ended December 31, 2024, and 2023, we raised total proceeds of approximately $15.8 million and $16.6 million, respectively, net of commissions and discounts before expenses, from the financing activities discussed below.

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

All share and per share amounts have been retroactively restated as if the reverse splits occurred at the beginning of the earliest period presented.

Equity Financings

On November 13, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of (i) 76,909 shares of the Company’s common stock at a price of $3.25 per Share and (ii) pre-funded warrants to purchase up to 584,646 shares of common stock at a price of $3.2499 per pre-funded warrant. The private placement closed on November 14, 2024, for aggregate gross proceeds to the Company of approximately $2.15 million.

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

On March 27, 2020, we announced that we had entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock from time. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies. On May 19, 2023, the Company filed a prospectus supplement under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,391,000 through the Open Market Sale AgreementSM. In 2024 and 2023, the Company sold 208 and 3,409 shares, respectively, through the Open Market Sale Agreement for proceeds of $2,077 and $0.3 million, respectively, net of commission. No further sales can be made pursuant to the Open Market Sale Agreement.

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

Debt Financings

On May 8, 2020, the Company received a loan of $1.1 million from Five Star Bank (the “PPP Loan”) under the Paycheck Protection Program established as a part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On November 8th, 2021, the Company received loan forgiveness of $876,171. The remaining balance of the loan will be paid in monthly installments of $6,334 through April 2025.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. During the years ended December 31, 2024, and 2023, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements.

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

	Year Ended December 31,
	2024		2023
	(in thousands)%		(in thousands)%
Clinical trial costs	$6,081	49%	$9,834	59%
Wages, benefits, and related costs	4,423	35%	4,774	29%
Preclinical supplies and equipment depreciation	1,516	12%	1,448	9%
Consulting, non-clinical trial services, and other	525	4%	517	3%
Total research and development expenses	$12,545		$16,574

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
•
Cancer Studies. We and others have shown that SEMA4D, the target of pepinemab, is highly expressed in head and neck cancer where it impedes recruitment and activation of cytotoxic T cells that can attack the tumor while also inducing differentiation of myeloid derived suppressor cells that inhibit any remaining tumoricidal immune activity. Head and neck cancer is, therefore, a cancer in which immunotherapy with pepinemab in combination with a checkpoint inhibitor such as KEYTRUDA could be uniquely effective. We have entered into a collaboration with Merck, Sharp & Dohme, who is supplying KEYTRUDA, for first-line treatment of head and neck cancer patients and have analyzed interim data from the first 36 patients in the study. In a similar arrangement, we are collaborating with Merck KGaA (EMD Serono in the U.S.), who is supplying Bavencio, another checkpoint inhibitor, for combination with pepinemab in pancreatic cancer. Pepinemab is also being evaluated by third parties in investigator-sponsored trials, or ISTs, for breast cancer, and in multiple “window of opportunity” studies in additional cancer indications, in collaboration with the Emory University Cancer Center, in the neoadjuvant setting for melanoma and head and neck cancer. A key observation has been that pepinemab in combination with checkpoint inhibitors, nivolumab and/or ipilimumab, induces Tertiary Lymphoid Structures (TLS) in tumors and that mature TLS correlate with positive treatment outcomes.
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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$601	$570
Costs and expenses:
Research and development	12,545	16,574
General and administrative	6,791	6,881
Total costs and expenses	19,336	23,455
Loss from operations	(18,735)	(22,885)
Interest expense	(2)	(1)
Loss on settlement of warrants	(1,106)	-
Financing costs - warrant liabilities	(28)	(383)
Change in fair value of warrant liabilities	1,291	2,106
Change in fair value of derivative asset	(95)	-
Other (expense) income, net	41	912
Loss before provision for income taxes	(18,634)	(20,251)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc.	$(18,634)	$(20,251)

Comparison of the Years Ended December 31, 2024 and 2023

Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$12,545	$16,574	$(4,029)	(24)%
General and administrative	6,791	6,881	(90)	(1)%
Total operating expenses	$19,336	$23,455	$(4,119)	(18)%

Research and Development. Research and development expenses in the year ended December 31, 2024, decreased by $4.0 million, or 24%, compared to the year ended December 31, 2023. This decrease was primarily attributable to a reduction in head count, completion of the SIGNAL-AD trial, and a pause of the head and neck clinical trials.

General and Administrative. General and administrative expenses consist primarily of the necessary costs associated with maintaining the Company's daily operations and administration of the Company's business. General and administrative expenses in the year ended December 31, 2024, decreased by $0.1 million, or 1%, compared to the year ended December 31, 2023. This decrease was attributable to increased legal and patent related services.

Liquidity and Capital Resources

To date, we have not generated any revenue from product sales. During the years ended December 31, 2024, and 2023, we have generated a limited amount of revenue through the achievement of contractually stated milestones as well as grants, and the performance of services from collaboration agreements, including through our ActivMAb platform. Since our inception in 2001, we have relied on public and private sales of equity and debt financing to fund our operations, in addition to capital contributions from noncontrolling interests and limited-service revenue from collaboration agreements, and to some degree, grant money. We are not a party to any material off-balance sheet arrangements as defined in the rules and regulations of the SEC.

In 2024 the Company received aggregate gross proceeds of approximately $15.8 million from (i) private placements of 510,774 shares of common stock, 675,009 pre-funded warrants and 717,228 warrants to purchase shares of common stock (ii) a public offering of 193,000 shares of common stock (iii) sale of 10 shares of our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock, and (iv) exercise of warrants.

During the year ended December 31, 2023, the Company received aggregate net proceeds of approximately $16.6 million from (i) private placements of shares of common stock, pre-funded warrants and warrants to purchase shares of common stock (ii) a public offering of shares of common stock, and (iii) through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock.

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

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party research services and amounts due to vendors for research supplies. As of December 31, 2024, and 2023, our principal source of liquidity was cash and cash equivalents in the amount of $1.1 million and $1.5 million, respectively. Given our projected operating requirements, our existing cash and cash equivalents and marketable securities, we will seek to complete an additional financing transaction or transactions in order to continue operations.

Since our inception in 2001, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2024, and 2023, we reported a net loss of $18.6 million and $20.3 million, respectively. As of December 31, 2024, and December 31, 2023, we had an accumulated deficit of $358.6 million and $339.9 million, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates. We are subject to risks associated with the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors, that may adversely affect our business.

Our recurring net losses and negative cash flows from operations, as well as forecast of continued losses and negative cash flows from operations, raised substantial doubt regarding our ability to continue as a going concern within one year after the issuance of our financial statements for the year ended December 31, 2024. Until we can generate sufficient revenue from the commercialization of our product candidates, we expect to finance our operations through the public or private sale of equity, debt financing or other capital sources, such as government funding, collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. Our cash and cash equivalents were $1.1 million and total current assets were $2.5 million at December 31, 2024, which the Company is projecting will be insufficient to sustain its operations through one year following the date that the financial statements are issued. Please see Note 2 to the financial statements included in this annual report on Form 10-K for a description of our capital raising activities in 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
		As restated
	(in thousands)
Cash used in operating activities	$(16,186)	$(21,379)
Cash used in investing activities	(22)	(67)
Cash provided by financing activities	15,780	16,590

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

During the year ended December 31, 2024, operating activities used $16.2 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs resulting in a net loss of $18.6 million.

During the year ended December 31, 2023, operating activities used $21.4 million in cash, primarily as a result of our continued efforts of discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs without any product revenue, resulting in a net loss of $20.3 million.

Investing Activities. Cash used in investing activities during the year ended December 31, 2024, and 2023, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities. During the year ended December 31, 2024, the Company received aggregate net proceeds of approximately $15.8 million from (i) private placements of 510,774 shares of common stock, 675,009 pre-funded warrants and 717,228 warrants to purchase shares of common stock (ii) a public offering of 193,000 shares of common stock (iii) sale of 10 shares of our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock, and (iv) exercise of warrants. During the year ended December 31, 2023, the Company received aggregate net proceeds of approximately $16.6 million from (i) private placements of shares of common stock, pre-funded warrants and warrants to purchase shares of common stock (ii) a public offering of shares of common stock, and (iii) through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies included in Part IV, Item 16 of this Form 10-K. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.

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

Warrants that meet all the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in the Company’s statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

For a discussion of recent accounting pronouncements that we have adopted, see Note 2 to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal controls over financial reporting described below.

Notwithstanding, after giving full consideration to these material weaknesses, the material misstatement described in Note 18 to the financial statements, and the additional analyses and other procedures that were performed to ensure that the Company’s financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, management has concluded that our financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15(f) under the Exchange Act, internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Due to its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention of overriding of controls, or fraud. Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management evaluated the effectiveness of internal control over financial reporting based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.

Material weaknesses identified

The Company did not maintain controls to execute the criteria established in the COSO Framework for the control activities component, which resulted in control deficiencies that constitute a material weakness, either individually or in the aggregate, within the aforementioned component of the COSO Framework. The Company did not implement effective control activities based on the criteria established in the COSO Framework in certain processes. These control deficiencies constitute material weaknesses, either individually or in the aggregate, primarily relating to:

•
Lack of segregation of duties within its financial reporting controls that are relevant to the Company’s preparation of financial statements, including the ability to create, approve and post journal entries within the Company’s general ledger system and the ability to prepare and approve account reconciliations.
•
We have not effectively designed and implemented controls to review the statement of cash flows at an appropriate level of precision, resulting in the material misstatement of the 2023 Statement of Cash Flows as described in Note 18 to the financial statements included in this Form 10-K.

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

Changes in internal control over financial reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Albert D. Friedberg, age 78, has served as one of our directors since April 2001. Mr. Friedberg has served as the Chief Executive Officer and President and a director of Friedberg Mercantile Group Ltd., a Toronto-based commodities and investment management firm, since founding the company in 1971. Since 1978, Mr. Friedberg served as the President and Chief Investment Strategist for the Friedberg Group of Funds. Mr. Friedberg was appointed as a member of the Commodity Futures Advisory Board of Ontario in 1979 and served as chairman of the Toronto Futures Exchange from March 1985 to June 1988. Mr. Friedberg received a B.A. in Economics from Johns Hopkins University and an MBA in International Banking from Columbia University. We believe that Mr. Friedberg’s experience in the financial and investment management industry, and his experience as the Chief Executive Officer and President and service as a director of Friedberg Mercantile Group give him the qualifications and skills to serve as our chairman on our board of directors.

Jacob B. Frieberg, age 68, has served as one of our directors since February 2015. Mr. Frieberg has served as a principal at The WTF Group, a Toronto-based property management company, since founding the company in 1984. Prior to that time, he was the Vice President at Rockford Developments, a Toronto-based multi-family building company. Mr. Frieberg received a B.A. in Economics from the University of Western Ontario. We believe that Mr. Frieberg’s experience in business, including his management responsibility, gives him the qualifications, skills and financial expertise to serve on our board of directors.

Maurice Zauderer, Ph.D., age 79, has served as one of our directors since April 2001. Dr. Zauderer has served as our President and Chief Executive Officer since our inception in April 2001. Prior to founding the company, Dr. Zauderer was a member of the faculty of the Department of Microbiology & Immunology and the Cancer Center of the University of Rochester School of Medicine & Dentistry from 1984 to 1999 and the Department of Biological Sciences at Columbia University from 1976 to 1984. He was Associate Editor of the Journal of Immunology, 1987-1989 and 1994-1999, a member of the National Multiple Sclerosis Society, Basic Science Study Section 1992-1997, and several NIH and NSF review committees. During his academic career, Dr. Zauderer held the position of visiting scientist at the Laboratory of Cell Biology, the Ontario Cancer Institute and the National Cancer Institute. Dr. Zauderer received a B.S. in Physics from Yeshiva University and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology and retains the academic title of Adjunct Professor of Neurology at the University of Rochester School of Medicine & Dentistry. We believe that Dr. Zauderer’s experience as an executive officer and his knowledge in biological sciences, immunology and oncology give him the qualifications and skills to serve on our board of directors.

Executive Officers

We are currently served by four executive officers, Dr. Zauderer, Ms. Sanchez, Dr. Smith, and Dr. Evans.

Maurice Zauderer, Ph.D., age 79, is our President and Chief Executive Officer. Additional information about Dr. Zauderer can be found under “Directors,” above.

Jill Sanchez, CPA, age 53, has served as our Chief Financial Officer since March 21, 2024. Prior to this Ms. Sanchez served as our Interim Chief Financial Officer from March 14, 2024 to March 21, 2024, and as our Controller from January 2019 to March 21, 2024. Ms. Sanchez also previously served as our Accounting Manager from 2002 to 2005. Ms. Sanchez received a B.S. in Accounting from St. John Fisher College.

Ernest S. Smith, Ph.D., age 53, has served as our Senior Vice President, Research and Chief Scientific Officer since December 2008. Dr. Smith previously served as our Vice President, Research and Chief Scientific Officer from April 2003 to December 2008 and our Research Director from June 2001 to April 2003. Prior to joining us, Dr. Smith was a research scientist at the University of Rochester. Dr. Smith received a B.A. in Biology from St. John Fisher College, and an M.S. and a Ph.D. in Immunology from the University of Rochester.

Elizabeth E. Evans, Ph.D., age 53, has served as our Senior Vice President, Translational Medicine and Discovery since March 2020 and Chief Operating Officer since May 2021. Dr. Evans previously served in a variety of research and leadership roles at Vaccinex prior to May 2001, including as our Vice President, Discovery Research from March 2019 to March 2020 and Vice President, Preclinical Research from July 2016 to March 2019. Prior to joining us, Dr. Evans was a research scientist at the University of Rochester. Dr. Evans received a B.S. in Biology and a B.S. in Anthropology from State University of New York at Stony Brook, and an M.S. in Immunology and a Ph.D. in Pathology from the University of Rochester.

Code of Ethics

We adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code of business conduct and ethics is on our website, www.vaccinex.com, under “Investors” and the sub-heading “Corporate Governance.”

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Insiders, who include our directors, executive officers, employees, and agents (such as consultants and independent contractors), may buy and sell our stock within an open “window period,” which begins on the close of business on the second trading day after the release of the Company’s quarterly or annual financial results for that particular quarter and ends on the 30th day prior to the close of the next fiscal quarter. These individuals are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.” We reserve the right to impose event-specific black-out periods if we deem certain employees or groups to be in possession of non-public information regarding potentially significant matters, regardless of if it is an open “window period” and we may do so with little or no notice. Employees subject to an event-specific black-out period will be notified of such restriction.

Anti-Hedging Policy

Our insider trading policy prohibits directors, officers and employees from engaging in transactions that hedge or offset any decrease in the market value of equity securities granted as compensation.

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

Mr. Frieberg serves as our audit committee and qualifies as an independent director under the corporate governance standards of the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 of the Exchange Act. Our audit committee does not currently have an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, because our prior audit committee financial expert resigned from our board of directors in March 2025, and our board has not yet met to determine if Mr. Frieberg qualifies as an audit committee financial expert.

Item 11. Executive Compensation.

As a smaller reporting company under the Exchange Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements pursuant to Item 402(m)-(r) of Regulation S-K.

Compensation of Named Executive Officers

This section discusses the material components of our executive compensation program, including the compensation paid to the following individuals, each of whom is one of our named executive officers for fiscal year 2024:

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

Name and Principal Position	Year	Salary $	Option Awards (1) $	All Other Compensation	Total $
Maurice Zauderer	2024	437,286	10,702	-	447,988
President and Chief Executive Officer	2023	411,702	18,575	-	430,277
Ernest S. Smith	2024	339,881	7,642	-	347,523
Senior Vice President, Research and Scientific Officer	2023	297,255	11,645	-	308,900
Elizabeth E. Evans	2024	309,408	7,642	-	317,050
Senior Vice President, Discovery and Translational Medicine, and Chief Operating Officer	2023	291,569	11,645		303,214

(1)
The amounts in this column reflect the aggregate grant date fair value of employee stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 11 - Stock-Based Compensation to our financial statements contained within this Annual Report on Form 10-K. For 2024, Dr. Zauderer received a grant of stock options on March 21, 2024, with an exercise price of $8.21 and a grant date fair value for each stock option of $5.70, and Drs. Smith, and Evans received a grant of stock options on March 21, 2024, with an exercise price of $8.21 and a grant date fair value for each stock option of $5.70. For 2023, Dr. Zauderer received a grant of stock options on March 31, 2023, with an exercise price of $92.29 and a grant date fair value for each stock option of $69.83, and Drs. Smith, and Evans received a grant of stock options on March 31, 2023, with an exercise price of $83.90 and a grant date fair value for each stock option of $61.30.

Narrative to Summary Compensation Table

On March 20, 2024, the compensation committee approved a 3.0% base salary adjustment for Drs. Zauderer, Smith, and Evans, effective as of April 1, 2024, resulting in base salaries of $439,764, $311,452, and $311,452, respectively.

In 2024, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Dr. Zauderer received a grant of incentive stock options on March 21, 2024, to purchase 1,877, shares of our common stock with an exercise price of $8.21. Drs. Smith and Evans each received a grant of incentive stock options on March 21, 2024, to purchase 1,341 shares of our common stock, respectively, with an exercise price of $8.21. Each of the grant of stock options to Drs. Zauderer, Smith and Evans vest in four equal annual installments beginning on March 21, 2025, and may be exercised on a cashless basis pursuant to the 2018 Plan.

In 2023, we granted each of our named executive officers incentive stock options under our 2018 Omnibus Incentive Plan (the “2018 Plan”). Dr. Zauderer received a grant of incentive stock options on March 31, 2023, to purchase 266, shares of our common stock with an exercise price of $92.26. Drs. Smith and Evans each received a grant of incentive stock options on March 31, 2023, to purchase 190 shares of our common stock, respectively, with an exercise price of $83.90. Each of the grant of stock options to Drs. Zauderer, Smith and Evans vest in four equal annual installments beginning on March 31, 2024, and may be exercised on a cashless basis pursuant to the 2018 Plan.

We believe the 2024 compensation of our named executive officers was set at a level that appropriately rewarded our named executive officers for their contributions.

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

Outstanding Equity Awards at December 31, 2024

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2024:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Maurice Zauderer:	135	-		1,402.80	02/24/2025
	15	-		1,491.00	12/23/2025
	50	16	(2)	615.30	04/02/2031
	67	66	(3)	270.90	04/01/2032
	67	199	(4)	92.29	03/30/2028
	-	1,877	(5)	8.21	03/21/2034
Ernest S. Smith:	193	-		1,491.00	12/22/2025
	24	-		1,491.00	12/23/2025
	38	-		819.00	03/14/2029
	38	-		1,274.70	02/24/2030
	36	11	(2)	615.30	04/02/2031
	48	47	(3)	270.90	04/01/2032
	48	142	(4)	83.90	03/30/2033
	-	1,341	(5)	8.21	03/21/2034
Elizabeth E. Evans:	45	-		1,491.00	12/22/2025
	40	-		1,491.00	12/23/2025
	59	-		819.00	03/14/2029
	47	-		802.20	04/04/2030
	29	9	(2)	615.30	04/03/2031
	48	47	(3)	270.90	04/01/2032
	48	142	(4)	83.90	03/30/2033
	-	1,341	(5)	8.21	03/21/2034
(1)
All outstanding awards of stock options were granted under either our 2018 Plan or our 2011 Employee Equity Plan, or the “2011 Plan”.
(2)
This option vests in four equal annual installments beginning on April 2, 2022.
(3)
This option vests in four equal annual installments beginning on April 1, 2023.
(4)
This option vests in four equal annual installments beginning on March 31, 2024.
(5)
This option vests in four equal annual installments beginning on March 21, 2025.

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

In addition, upon first becoming a director, each non-employee director will receive a one-time initial award of stock options to purchase approximately $64,000 (determined using the Black-Scholes method) of our common stock, which will fully vest on the one-year anniversary of the date of grant, subject to the director’s continued service on the board of directors and may be exercised on a cashless basis pursuant to the 2018 Plan. Thereafter, each non-employee director, except for Mr. Friedberg, will receive an annual award of stock options to purchase approximately $40,000 (determined using the Black-Scholes method) of our common stock, which will fully vest on the one-year anniversary of the date of grant, subject to the director’s continued service on the board of directors.

Mr. Friedberg does not receive any compensation for his service as a director.

Director Compensation Tables

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2024. Directors who are also our employees receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash $		Option Awards $ (1)(2)	Total $
Albert D. Friedberg	-		-	-
Jacob B. Frieberg	35,000	(3)	40,000	75,000
Bala S. Manian	42,500	(3)	40,000	82,500
Gerald E. Van Strydonck	50,000	(4)	40,000	90,000
Barbara Yanni	45,000		40,000	85,000

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions disclosed in Note 12 - Stock Based Compensation to our financial statements contained within this Annual Report on Form 10-K.

(2)
The following table provides information regarding equity awards held by each non-employee director as of December 31, 2024:

Name	Stock Options Outstanding (#)
Albert D. Friedberg	-
Jacob B. Frieberg	14,454
Bala S. Manian, Ph.D.	13,976
Gerald E. Van Strydonck	11,364
Barbara Yanni	11,321

(3)
For fiscal year 2024, Messrs. Frieberg and Manian elected to receive the complete annual cash retainer in stock options, pursuant to our Director Compensation Program.
(4)
For fiscal year 2024, Mr. Van Strydonck elected to receive $8,750 of his $35,000 annual retainer in restricted stock, pursuant to our Director Compensation Program.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of grants. We do not currently have a formal policy with respect to the timing of option grants as our current practice is to grant options to management after our Compensation Committee meets in March.

During the fiscal ended December 31, 2024, we granted named executive officers incentive option awards in the period beginning four business days before and ending one business day after the filing of a current report on Form 8-K that disclosed material nonpublic information as set forth in the table below. As discussed above, we granted our named executive officers incentive stock options on March 21, 2024, which vest in four equal annual installments. On March 27, 2024, we announced that we had entered into a securities purchase agreement for the sale of shares of our common stock and warrants in an offering, expected to close on March 28, 2024, for aggregate gross proceeds of approximately $1.5 million.

Name	Grant date	Number of securities underlying the award	Exercise price of the award $/share	Grant date fair value of the award $

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Maurice Zauderer	March 21, 2024	1,877	8.21	5.70	-1.85%
Ernest S. Smith	March 21, 2024	1,341	8.21	5.70	-1.85%
Elizabeth E. Evans	March 21, 2024	1,341	8.21	5.70	-1.85%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans:
Approved by stockholders	72,421	(1)	$79.21	15,403	(2)(3)

Not approved by stockholders	-		-	-
Total	72,421	(1)	$79.21	15,403	(2)(3)

(1)
In connection with the adoption of the 2018 Plan, we ceased making awards under the 2011 Plan, although the terms of such plan will continue to govern the outstanding awards previously granted thereunder. This number represents shares issuable upon exercise of awards granted under the 2011 Plan and the 2018 Plan.
(2)
Excludes shares reflected in column (a). Includes 15,403 shares remaining available for issuance under our 2018 Plan.
(3)
Effective January 1, 2025, and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by three percent of the total number of issued and outstanding shares of our common stock as of December 31st of the immediately preceding year or such lesser number as our board of directors may decide, which may be zero.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 11, 2025, by (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of persons, known by us to beneficially own more than 5% of any class of our voting securities. Percentages are based on 2,676,637 shares issued and outstanding, except where noted. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Vaccinex, Inc., 1895 Mount Hope Avenue, Rochester, New York 14620.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers:
Maurice Zauderer (1)	472,808	(2)	16.6%
Ernest S. Smith	883	(3)	*
Elizabeth E. Evans	779	(4)	*
Directors:
Albert D. Friedberg	1,070,387	(5)	39.9%
Jacob B. Frieberg	16,128	(6)	*
All directors and executive officers as a group (6 persons)	1,561,310	(7)	54.5%
Greater than 5% Stockholders:
FCMI Parent Co., et al. (8)	1,051,569	(8)	39.3%
Vaccinex (Rochester), L.L.C. (9)	468,416	(9)	15.5%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Dr. Zauderer is also a director of the Company.
(2)
Includes (a) 1,580 shares owned directly by Dr. Zauderer, (b) presently exercisable, or exercisable within 60 days of April 11, 2025, stock options for 785 shares of our common stock, (c) 1,016 shares and 1,011 shares of common stock held directly by the Jeremy Zauderer Trust and the Jordan Zauderer Trust, respectively, over which Dr. Zauderer exercises voting and investment power, (d) 297,941 shares held by Vaccinex (Rochester), L.L.C., or Vaccinex LLC, and (e) presently exercisable warrants for 170,475 shares of our common stock held by Vaccinex LLC. Dr. Zauderer is the president and a majority owner of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC.
(3)
Includes presently exercisable, or exercisable within 60 days of April 11, 2025, stock options for 844 shares of our common stock.
(4)
Includes presently exercisable, or exercisable within 60 days of April 11, 2025, stock options for 733 shares of our common stock.
(5)
Includes (a) 2,094 shares owned directly by Mr. Friedberg, (b) 1,051,389 shares held by FCMI Parent Co., or FCMI Parent, (c) 180 shares held by Pan Atlantic Holdings Ltd., or Pan Atlantic, and (d) 16,724 shares held by Friedberg Global Macro Hedge Fund Ltd., or G-M Fund, of which the Friedberg Mercantile Group, Ltd., or FMG, is the investment manager. Mr. Friedberg, directly and through his control over FCMI Parent, may be considered the beneficial owner of all the common stock beneficially owned by FCMI Parent. By virtue of his control of FCMI Parent, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned directly by its wholly-owned subsidiary, Pan Atlantic. By virtue of his control of FMG, which exercises voting and dispositive power over the shares owned directly by G-M Fund, Mr. Friedberg also may be deemed to possess voting and dispositive power over the shares owned by G-M Fund. This amount does not include presently exercisable warrants for 1,433,320 shares of our common stock held by FCMI Parent. FCMI Parent will not have the right to exercise any warrants to the extent that, after giving effect to the issuance of the common stock resulting from such exercise, FCMI Parent together with its affiliates and certain other parties as set forth in the warrants, would beneficially own more than

39.99% of the outstanding shares of common stock immediately after giving effect to the issuance of shares issuable upon exercise of the warrants (the “Blocker”).
(6)
Includes (a) 303 shares owned directly by Mr. Frieberg, (b) presently exercisable, or exercisable within 60 days of April 11, 2025, stock options for 14,454 shares of our common stock, (c) 451 shares held by Benbow Estates, Ltd., an entity owned by Mr. Frieberg’s wife and of which Mr. Frieberg is an officer, and (d) 920 shares held by Gee Eff Services Limited, an entity solely owned by Mr. Frieberg and of which Mr. Frieberg is the president.
(7)
Includes (a) presently exercisable, or exercisable within 60 days of April 11, 2025, stock options for 17,141 shares of our common stock and (b) presently exercisable warrants for 170,475 shares of our common stock.
(8)
Includes 180 shares held by Pan Atlantic Holdings Ltd. Mr. Friedberg is the majority owner, a director and the president of FCMI Parent and shares voting and investment power over the shares held by FCMI Parent. This amount does not include presently exercisable warrants for 1,433,320 shares of our common stock held by FCMI Parent due to the Blocker. This information is derived from Amendment No. 12 to Schedule 13D filed by FCMI Parent on September 20, 2024, and subsequent Section 16 reports filed by FCMI Parent. The address for FCMI Parent is 181 Bay Street, Suite 250, Toronto, Ontario Canada M5J 2T3.
(9)
Dr. Zauderer is the president and a majority member of Vaccinex LLC and exercises voting and investment power over the shares held by Vaccinex LLC. This information is derived from Amendment No. 6 to Schedule 13D filed by Vaccinex LLC on November 18, 2024. The address for Vaccinex LLC is 44 Woodland Rd, Pittsford, NY 14534.

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

The following is a description of transactions since January 1, 2023, to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or any affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment and compensation arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

We lease our corporate headquarters facility from 1895 Management, Ltd., which is a wholly owned, indirect subsidiary of FCMI Parent. We incurred rent of $181,000 under this lease for the years ended December 31, 2024, and 2023, respectively. The lease agreement, as currently amended, requires monthly rental payments of $15,048 through expiration of the lease on October 31, 2025.

Private Placements and Registered Offering of Common Stock

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

In March 2024, the Company entered into warrant amendment agreements with holders of 100% of the private placement warrants issued in November 2023 and holders of 97% of the private placement warrants issued in the February 2024 SPA to amend the aforementioned terms in the private placement warrants. As a result, 354,693 of the November 2023 and February 2024 SPA private placement warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. The Company reclassified $0.8 million of the amended private placement warrants, as equity, in the Company's statements of stockholders' equity/deficit for the year ended December 31, 2024, based on the guidance provided under ASC 815-40. The private placement warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.36 million in the Company's statements of operations and comprehensive loss for the year ended December 31, 2024.

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

On November 13, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein (the “Investors”) an aggregate of (i) 76,909 shares (“Shares”) of the Company’s common stock (“Common Stock”) at a price of $3.25 per Share and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 584,646 shares of Common Stock at a price of $3.2499 per Pre-Funded Warrant (such transaction, the “Private Placement”). The Private Placement closed on November 14, 2024, for aggregate gross proceeds to the Company of approximately $2.15 million.

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

The board of directors has determined that Mr. Frieberg is independent.

Item 14. Principal Accounting Fees and Services.

Fees for Professional Services Provided by Deloitte & Touche LLP

The following table shows fees for professional services provided by Deloitte & Touche LLP during the fiscal year ended December 31, 2024, and the fiscal year ended December 31, 2023.

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$579,500	$507,334
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$2,047
Total	$579,500	$509,381

Audit fees during fiscal year 2024 and fiscal year 2023 were for professional services rendered for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for related services that are normally provided in connection with registration statements and the offerings of our securities. There were no audit-related fees or tax fees incurred during fiscal years 2024 and 2023. Other fees incurred during fiscal years 2024 and 2023 are related to subscription services.

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

3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

3.4	Amended and Restated Bylaws of Vaccinex, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 13, 2018).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vaccinex, Inc., effective as of September 25, 2023 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023).

4.1	Description of Common Stock (incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

4.3	Form of Pre-Funded Warrant (2023) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

4.4	Form of Common Stock Warrant (2023) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

4.5	Form of Pre-Funded Warrant (February 2024) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

4.6	Form of Common Stock Warrant (February 2024) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

4.7	Form of Common Stock Purchase Warrant (September 2024) (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2024).

4.8

Pre-Funded Common Stock Purchase Warrant issued to FCMI Parent Co., dated November 14, 2024 (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

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

10.4+	Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.5+	First Amendment to the Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A dated April 2, 2024).

10.6

Form of Incentive Stock Option Agreement under the Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.7

Form of Non-Qualified Stock Option Agreement under the Vaccinex, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.8	Severance Pay Plan (incorporated herein by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on July 9, 2018).

10.9	Director Compensation Program (incorporated herein by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on July 23, 2018).

10.10

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

10.16	Note by and between the Company and Five Star Bank, dated May 8, 2020 (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020).

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

10.20

Registration Rights Agreement by and between the Company and the Investors, dated as of September 20, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2023).

10.21	Form of Securities Purchase Agreement, dated as of September 28, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.22

Placement Agency Agreement, dated as of September 28, 2023, by and between Vaccinex, Inc. and A.G.P./Alliance Global Partners (incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.23

Registration Rights Agreement by and between the Company and the Investors, dated as of February 7, 2024 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

10.24

Securities Purchase Agreement by and between the Company and the Investors, dated as of February 6, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2024).

10.25

Form of Securities Purchase Agreement for the AGP Transactions, by and between the Company and each purchaser identified in the signature pages thereto, dated as of March 27, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

10.26

Form of Securities Purchase Agreement for the Additional Private Placement, by and between the Company and each purchaser identified in the signature pages thereto, dated as of March 27, 2024 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

10.27

Securities Purchase Agreement, by and between the Company and Alzheimer’s Drug Discovery Foundation, dated as of March 29, 2024 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

10.28

Registration Rights Agreement, by and between the Company and Alzheimer’s Drug Discovery Foundation, dated as of March 29, 2024 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

10.29

Form of Inducement Letter Agreement, by and between the Company and each purchaser identified on the signature pages thereto, dated as of September 17, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2024).

10.30

Securities Purchase Agreement by and between the Company and the Investors, dated as of November 13, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

19.1*	Insider Trading Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

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

Vaccinex, Inc.

Date: April 15, 2025	By:	/s/ Maurice Zauderer, Ph.D.
Maurice Zauderer, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice Zauderer, Ph.D.	President, Chief Executive Officer and Director	April 15, 2025
Maurice Zauderer, Ph.D.	(Principal Executive Officer)

/s/ Jill Sanchez, CPA	Chief Financial Officer	April 15, 2025
Jill Sanchez, CPA	(Principal Financial and Accounting Officer)

/s/ Albert D. Friedberg	Chairman of the Board	April 15, 2025
Albert D. Friedberg

/s/ Jacob B. Frieberg	Director	April 15, 2025
Jacob B. Frieberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vaccinex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vaccinex, Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2023 Financial Statements

As discussed in Note 18 to the financial statements, the accompanying 2023 financial statements have been restated to correct a misstatement.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accounting for Convertible Preferred Stock—Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company entered into a securities purchase agreement pursuant to which the Company sold shares of a newly designated series of convertible preferred stock, the Series A Preferred Stock, and warrants to purchase up to 229,057 shares of the Company’s common stock for an aggregate purchase price of $1.75 million. The accounting for the transaction required management to assess: (1) whether the preferred stock instrument qualifies for permanent equity presentation; (2) any embedded conversion or redemption features or call rights that required bifurcation and separate valuation related to the preferred stock instrument; (3) the allocation of the cash proceeds to the preferred stock and warrants; and (4) the subsequent measurement of the preferred stock. As of the period ended December 31, 2024, the Company recorded $1,665,000 associated with the convertible preferred stock.

We identified the accounting for the convertible preferred stock issued during the year as a critical audit matter. The accounting judgments related to the convertible preferred stock are complex in determining the appropriate balance sheet classification, the identification and evaluation of embedded features potentially requiring bifurcation as derivatives, as well as the determination of initial and subsequent recognition and measurement of the convertible preferred stock.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the convertible preferred stock included the following, among others:

•
We obtained an understanding of the design of controls over management’s process for assessing the accounting considerations related to the convertible preferred stock.
•
With the assistance of accounting specialists, we performed audit procedures that included, among others, assessing the Company’s accounting memorandum, including the application of relevant accounting guidance, and read the relevant documents and agreements and compared the terms and provisions therein to the Company’s accounting documentation.
•
We obtained the Company’s preferred stock valuation report and, with the assistance of valuation specialists, evaluated the reasonableness of the valuation methodology and related assumptions.
•
We evaluated the presentation of the convertible preferred stock in the financial statements and the related footnote disclosure.

/s/ Deloitte & Touche LLP

Rochester, New York

April 15, 2025

We have served as the Company's auditor since 2014.

VACCINEX, INC.

Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,107	$1,535
Accounts receivable	838	961
Prepaid expenses and other current assets	586	853
Derivative asset	-	-
Total current assets	2,531	3,349
Property and equipment, net	65	136
Operating lease right-of-use asset	-	146
TOTAL ASSETS	$2,596	$3,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,955	$2,039
Accrued expenses	1,104	1,242
Deferred revenue	-	63
Current portion of long-term debt	25	75
Operating lease liability	-	146
Warrant liability	-	2,351
Total current liabilities	5,084	5,916
Long-term debt	-	26
TOTAL LIABILITIES	5,084	5,942
Stockholders’ equity (deficit):
Convertible preferred stock (Series A), par value of $0.001 per share; 10,000,000 shares authorized, 10 shares issued and outstanding as of December 31, 2024, and no shares authorized, issued or outstanding as of December 31, 2023; with aggregate liquidation preference of $1,750,000 and $0 as of December 31, 2024 and December 31, 2023, respectively	1,665	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of December 31, 2024, and December 31, 2023; 2,676,642 and 892,622 shares issued as of December 31, 2024 and December 31, 2023, respectively; 2,676,637 and 892,617 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	354,418	337,627
Treasury stock, at cost; 5 shares of common stock as of December 31, 2024, and December 31, 2023, respectively	(11)	(11)
Accumulated deficit	(358,561)	(339,927)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(2,488)	(2,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,596	$3,631

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Revenue	$601	$570
Costs and expenses:
Research and development	12,545	16,574
General and administrative	6,791	6,881
Total costs and expenses	19,336	23,455
Loss from operations	(18,735)	(22,885)
Interest expense	(2)	(1)
Loss on settlement of warrants	(1,106)	-
Financing costs - warrant liabilities	(28)	(383)
Change in fair value of warrant liabilities	1,291	2,106
Change in fair value of derivative asset	(95)	-
Other income (expense), net	41	912
Loss before provision for income taxes	(18,634)	(20,251)
Provision for income taxes	-	-
Net loss attributable to Vaccinex, Inc. common stockholders	$(18,634)	$(20,251)
Comprehensive loss	$(18,634)	$(20,251)
Net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	$(8.88)	$(43.68)
Weighted-average shares used in computing net loss per share attributable to Vaccinex, Inc. common stockholders, basic and diluted	2,098,947	463,653

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Statements of Stockholders’ Equity/(Deficit)

(in thousands, except share data)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of January 1, 2023	-	$-	237,532	$-	$324,880	5	$(11)	$(319,676)	$5,193
Issuance of common stock, pre-funded warrants, and private placement warrants	-	-	655,090	-	12,273	-	-	-	12,273
Stock-based compensation	-	-	-	-	474	-	-	-	474
Net loss	-	-	-	-	-	-	-	(20,251)	(20,251)
Balance as of December 31, 2023	-	-	892,622	-	337,627	5	(11)	(339,927)	(2,311)
Issuance of common stock, pre-funded warrants, and private placement warrants	-	-	768,592	1	9,113	-	-	-	9,114
Stock-based compensation	-	-	-	-	341	-	-	-	341
Issuance of preferred stock and warrants	10	1,236	-	-	556	-	-	-	1,792
Reclassification of public and private placement warrants, as amended	-	-	-	-	1,999	-	-	-	1,999
Amortization of preferred stock discount	-	429	-	-	(429)	-	-	-	-
Issuance of restricted stock	-	-	543	-	-	-	-	-	-
Exercise of warrants	-	-	1,014,885	-	5,211	-	-	-	5,211
Net loss	-	-	-	-	-	-	-	(18,634)	(18,634)
Balance as of December 31, 2024	10	$1,665	2,676,642	$1	$354,418	5	$(11)	$(358,561)	$(2,488)

The accompanying notes are an integral part of these financial statements.

VACCINEX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,634)	$(20,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94	119
Stock-based compensation	341	474
Change in fair value of warrant liability	(1,291)	(2,106)
Change in fair value of derivative asset	95	-
Loss on settlement of warrants	1,106	-
Loss on warrant issuance	-	67
Changes in operating assets and liabilities:
Accounts receivable	123	(786)
Prepaid expenses and other current assets	267	59
Accounts payable	1,914	521
Accrued expenses	(138)	461
Deferred revenue	(63)	63
Net cash used in operating activities	(16,186)	(21,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(67)
Net cash used in investing activities	(22)	(67)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants, and private placement warrants	7,125	-
Proceeds from issuance of common stock, and pre-funded warrants	-	4,971
Proceeds from exercise of warrants	5,921	-
Proceeds from issuance of preferred stock and warrants	1,697	-
Proceeds from issuance of liability classified warrants in private placement offerings	1,113	4,391
Proceeds from private offering of common stock	-	7,302
Payments of long-term debt	(76)	(74)
Net cash provided by financing activities	15,780	16,590
NET DECREASE IN CASH AND CASH EQUIVALENTS	(428)	(4,856)
CASH AND CASH EQUIVALENTS–Beginning of period	1,535	6,391
CASH AND CASH EQUIVALENTS–End of period	$1,107	$1,535

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had losses from operations of $18.6 million and $20.3 million and negative cash flows from operating activities of $16.2 million and $21.4 million for the years ended December 31, 2024, and 2023, respectively, and an accumulated deficit of $358.6 million and $339.9 million as of December 31, 2024, and 2023, respectively. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations and meet its obligations through one year following the date that the financial statements are issued. In addition, the Company has been delisted from the NASDAQ Capital Market due to its inability to comply with continued listing standards, is currently listed on the OTCPK, and filed a Form 15 to deregister its securities under Section 12(g) of the Securities Act on March 27, 2025, which is expected to be effective no later than 90 days from when it was filed. The Company’s ability to obtain financing, trade or sell shares of its common stock, and/or forecasted operations could be negatively impacted in an amount that the Company cannot currently quantify. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Financial Statements

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the financial statements.

Basis of Presentation

These financial statements reflect the accounts and operations of the Company. Beginning in 2024, proceeds from the issuance of common stock and proceeds from the private offering of common stock, which were previously separately presented in cash flows from financing activities in the statement of cash flows, are now aggregated in the line titled proceeds from private offering of common stock.

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

VACCINEX, INC.

Notes to Financial Statements

The Company depends on third-party manufacturers for the manufacture of drug substances and drug product for clinical trials. The Company also relies on certain third parties for its supply chain. Disputes with these third-party manufacturers or shortages in goods or services from third-party suppliers could delay the manufacturing of the Company’s product candidates and adversely impact its results of operations.

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

Financing Activities

During the year ended December 31, 2024, the Company received aggregate net proceeds of approximately $15.8 million from (i) private placements of 510,774 shares of common stock, 675,009 pre-funded warrants and 717,228 warrants to purchase shares of common stock (ii) a public offering of 193,000 shares of common stock (iii) sale of 10 shares of our Series A Preferred Stock, and warrants to purchase up to 229,057 shares of our common stock, and (iv) exercise of warrants.

During the year ended December 31, 2023, the Company received aggregate net proceeds of approximately $16.6 million from (i) private placements of shares of common stock, pre-funded warrants and warrants to purchase shares of common stock (ii) a public offering of shares of common stock, and (iii) through an award from the Alzheimer’s Drug Discovery Foundation in the form of an investment in our common stock.

On March 27, 2020, we announced that we had (i) entered into an open market sale agreement (the “Open Market Sale Agreement” or “ATM”) with Jefferies, LLC (“Jefferies”) and filed a prospectus supplement pursuant to which we were able to issue and sell up to $11.5 million of shares of our common stock. In September 2020, we filed a replacement prospectus supplement related to the Open Market Sale Agreement pursuant to which we may sell up to $113 million of shares of our common stock through Jefferies. On May 19, 2023, we filed a prospectus supplement under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $4,391,000 through the Open Market Sale Agreement. In 2024 and 2023, the Company sold 208 and 3,409 shares, respectively, through the Open Market Sale Agreement for proceeds of $2,077 and $0.3 million, respectively, net of commission. No further sales can be made pursuant to the Open Market Sale Agreement.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover

VACCINEX, INC.

Notes to Financial Statements

the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2024, and 2023.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

Warrants that meet all the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in the Company’s statements of operations and comprehensive loss.

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

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. There was no treasury stock repurchased for the years ended December 31, 2024, and 2023.

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

VACCINEX, INC.

Notes to Financial Statements

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

VACCINEX, INC.

Notes to Financial Statements

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

Segment and Geographic Information

The Company has one reportable and operating segment. Financial information about the Company's operating segment and geographic areas is presented in Note 16 of the financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which includes amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard requires retrospective application to all prior periods presented. We adopted this ASU effective December 31, 2024. Refer to Note 16 Segment Information for additional information. The adoption of ASU 2023-07 did not affect the Company’s financial condition, results of operations or cash flows as the guidance only requires additional disclosures.

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

VACCINEX, INC.

Notes to Financial Statements

3.
BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Leasehold improvements	$3,277	$3,277
Research equipment	3,373	3,351
Furniture and fixtures	350	350
Computer equipment	250	250
Property and equipment, gross	7,250	7,228
Less: accumulated depreciation and amortization	(7,185)	(7,091)
Property and equipment, net	$65	$136

Depreciation expense related to property and equipment was $94,000 and $119,000 for the years ended December 31, 2024, and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023

Accrued clinical trial cost	$693	$853
Accrued payroll and related benefits	223	295
Accrued consulting and legal	111	58
Accrued other	77	36
Accrued expenses	$1,104	$1,242

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards also apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its cash equivalents deposited in money market funds, warrant liabilities, and derivative assets. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

VACCINEX, INC.

Notes to Financial Statements

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$802	$802	$-	$-
Derivative asset	-	-	-	-
Total Financial Assets	$802	$802	$-	$-

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market fund	$1,337	$1,337	$-	$-
Total Financial Assets	$1,337	$1,337	$-	$-

As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$-	$-	$-	$-
Warrant liabilities - private placement warrants	-	-	-	-
Total Financial Liabilities	$-	$-	$-	$-

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Warrant liabilities - public warrants	$2,275	$-	$-	$2,275
Warrant liabilities - private placement warrants	76	-	-	76
Total Financial Liabilities	$2,351	$-	$-	$2,351

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2024, and 2023.

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

The following table summarizes the changes in fair value of the Company’s warrant liabilities that is recognized in the change in fair value of the warrant liabilities in the accompanying statements of operations and comprehensive loss during the two years-ended December 31, 2024 (in thousands):

VACCINEX, INC.

Notes to Financial Statements

	Public Warrants	Private Placement Warrants	Total
Warrant liabilities as of January 1, 2023	$-	$-	$-
Issuance of warrants	4,325	132	4,457
Change in fair value	(2,050)	(56)	(2,106)
Warrant liabilities as of December 31, 2023	$2,275	$76	$2,351
Issuance of warrants	-	1,113	1,113
Reclassified as equity	(1,199)	(800)	(1,999)
Cancellation of warrants	(77)	-	(77)
Exercise of warrants	(90)	(7)	(97)
Change in fair value	(909)	(382)	(1,291)
Warrant liabilities as of December 31, 2024	$-	$-	$-

The key inputs into the respective valuation models used to estimate the fair value of the warrant liabilities were as follows during the year ended December 31, 2024:

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

The following table provides quantitative information regarding measurement inputs used to estimate the fair value of the Level 3 asset at:

VACCINEX, INC.

Notes to Financial Statements

December 31, 2024

Risk-free interest rate	5.12%
Expected volatility	40.00%
Expected term (in years)	0.25
Exercise price (per share)	$7.77
Number of shares	10

The following table presents the changes in the derivative asset during the year ended December 31, 2024 (in thousands):

Derivative asset as of January 1, 2024	$-
Issuance of convertible preferred stock	95
Change in fair value	(95)
Derivative asset as of December 31, 2024	$-

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

Under the research collaboration and license option agreement, Surface paid an upfront technology access fee of $250,000 and makes milestone payments upon completion of each of four designated milestones for the first target antigen specified in the agreement. For the second target antigen, Surface is obligated to make payments to the Company based on time incurred by the Company in the conduct of the work plan described in the agreement. Surface is required to reimburse the Company for expenses incurred (i) in the conduct of the work plan as detailed in the research funding budget and (ii) for patent filings and prosecution of the Company’s program intellectual property as described in the agreement. The exercise of each option would also entail a license fee and annual maintenance fees, and in the case of the product license, royalties and additional milestone payments. This agreement will expire upon the latest of the expiration of both research programs and all evaluation and testing periods. During the year ended 2024 we did not record any revenue related to the agreement with Surface Oncology. During the year ended December 31, 2023, the Company recorded $500,000 of revenue for a milestone fee for the first target. In 2023 Surface terminated this exclusive research license agreement and therefore will not be required to pay the maintenance fee any longer. Surface Oncology has sublicensed this program for the second target to Coherus which is actively continuing phase 1/2 development. Coherus is now responsible for the maintenance fee.

6.
COMMITMENTS AND CONTINGENCIES

Cancellation of Warrants

A holder of certain of the warrants that we called for cancellation has notified the Company that it believes that the warrants it held are still outstanding. The number of shares represented by these canceled warrants represents approximately 6% of our outstanding shares as of December 31, 2024, on a pre-issuance basis. Should this matter continue, and a resolution be required and reached, there could be adverse impacts to the Company, including the payment of damages or the issuance of additional shares of common stock. While the Company believes that it has meritorious defenses with respect to this matter, and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of such matter.

VACCINEX, INC.

Notes to Financial Statements

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred, and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2024, and December 31, 2023 the Company was not involved in any material legal proceedings.

7.
LEASES

The Company leases its facilities from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with a director of the Company, under non-cancellable operating leases. Following entry into a lease extension agreement in September 2024, the lease agreement requires monthly rental payments of $15,048 through October 31, 2025. As of December 31, 2024, the future minimum payments for the operating lease totals $150,480. The Company is responsible for all maintenance, utilities, insurance and taxes related to the facility. The Company has elected the practical expedient on not separating lease components from non-lease components. The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on its balance sheet.

Under the guidance prescribed in ASC 842, the Company elected the practical expedient which does not require re-evaluation of the lease classification upon adoption, therefore, the Company’s conclusion that the 1895 Mt Hope Ave Lease was an operating lease, remains. As such, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability on the balance sheets of $0.3 million. As of December 31, 2023, the future minimum payments for the operating leases total $150,482, less imputed interest of $4,718, for an operating lease liability of $145,764 as of December 31, 2023. For the year ended December 31, 2023, cash paid for amounts included in the measurement of lease liabilities was $181,000.

Rent expense incurred under the operating lease for each of the years ended December 31, 2024, and 2023 was $181,000 each year and is a component of general and administrative expense.

8.
DEBT

On May 8, 2020, the Company received the PPP Loan in the amount of $1,133,600. The PPP Loan originally matured on May 8, 2022, with no principal payments required prior to the maturity date, and bears interest at an annual rate of 1.0%, with interest payments commencing on November 8, 2020, less the amount of any potential forgiveness. On November 8, 2021, the Company was awarded loan forgiveness of $876,171 and the remaining balance of the loan was refinanced. The loan has a maturity date of May 8, 2025, bears interest of 1%, and will be repaid in monthly payments of $6,334. The balance outstanding on December 31, 2024, of $25,171 is classified as current, as it is required to be fully repaid in May 2025. The Company has recorded interest expense of $680 and $1,441 for the years ended December 31, 2024, and 2023, respectively on its statements of operations and comprehensive loss.

9. CONVERTIBLE PREFERRED STOCK

On March 28, 2024, the Company entered into a securities purchase agreement with the Alzheimer’s Drug Discovery Foundation pursuant to which the Company sold shares of a newly designated series of convertible preferred stock, the Series A Preferred Stock, and warrants to purchase up to 229,057 shares of the Company’s common stock (“ADDF Warrants”) for an aggregate purchase price of $1.75 million. See Note 10, ADDF Warrants. Our Series A Preferred Stock is convertible at the election of the holder at any time after the public announcement by the Company of top-line data from its SIGNAL-AD Alzheimer’s disease study (the “Data Release”) into shares of common stock at a conversion price equal to the greater of (a) $7.77 per share of common stock and (b)(i) the volume weighted average price of the common stock for the last three trading days prior to delivery of the conversion notice if the common stock is traded on a trading market or if its prices are reported on OTCQB or OTCQX, (ii) the most recent bid price of the common stock if it is then traded on The Pink Open Market, or (iii) in all other cases the fair market value of the common stock as determined by an independent appraiser, which conversion right is subject to termination on the last full day preceding the proposed effective date for exercise of the Company’s redemption right or the date fixed for redemption upon a Deemed Liquidation

VACCINEX, INC.

Notes to Financial Statements

Event (generally defined to include certain fundamental transactions involving the company including a merger or sale of substantially all the Company’s assets) or on a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is non-voting, has no mandatory redemption, and carries an annual 5% cumulative dividend, increasing by 2 percentage points each year, which dividend rate shall not exceed 12%. The Series A Preferred Stock will also participate on an as-converted basis in any regular or special dividends paid to holders of our common stock. At December 31, 2024, the aggregate and per-share amounts of arrearages in cumulative preferred dividends is $65,625 and $6,562.50, respectively.

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

Each share of Series A Preferred Stock contains redemption features which allow for the redemption of the Series A Preferred Stock in the event of a voluntary or involuntary liquidation, dissolution, winding up of the Company, or Deemed Liquidation Event, as defined in the certificate of designations (“liquidation events”). Upon the occurrence of such qualifying liquidation event, the Series A Preferred Stockholder shall be entitled to receive cash or assets of the Company before any distribution or payment may be made to or set apart for the holders of common stock in an amount per share of Series A Preferred Stock equal to, or greater of, (i) $175,000 plus all accrued and unpaid dividends thereon, whether or not declared (the "Liquidation Preference”); or (2) the amount per share the holder would receive if such holder converted the shares of Series A Preferred Stock immediately prior to the date of such payment, with certain additional conditions.

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

VACCINEX, INC.

Notes to Financial Statements

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

In the event of any liquidation or deemed liquidation event, as defined in the certificate of designations, before any distribution or payment may be made to or set apart for the holders of common stock, the Series A Preferred Stockholder is entitled to receive assets from the Company equal to $175,000 plus all accrued and unpaid dividends thereon, whether or not declared, per share for a total liquidation value of $1.75 million as of December 31, 2024. These redemption provisions were determined to represent embedded derivatives requiring bifurcation from the Series A Preferred Stock.

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

VACCINEX, INC.

Notes to Financial Statements

10.
WARRANTS

Public Warrants

On October 3, 2023, the Company sold in a public offering (i) 542,857 shares of the Company’s common stock together with public warrants to purchase up to 542,857 shares of common stock and (ii) in lieu of shares of common stock, pre-funded warrants exercisable for 142,857 shares of common stock together with public warrants to purchase up to 142,857 shares of common stock (the “Offering”). Each public warrant had an initial exercise price equal to $14.00 per share. The public warrants were immediately exercisable and had an expiration date five years from the date of issuance. The shares of common stock and accompanying public warrants were sold at a combined public offering price of $14.00 per share and the accompanying public warrant, and the pre-funded warrants and accompanying public warrants were sold at a combined public offering price of $13.986 per pre-funded warrant and accompanying public warrant, for aggregate gross proceeds of $9.6 million, before deductions for placement agent and offering fees payable by the Company. The public warrants were generally subject to limitations on exercise if the aggregate number of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder could increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%. On July 18, 2024, the 142,857 pre-funded warrants were exercised and converted to common shares.

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

In March 2024, the Company entered into warrant amendment agreements with holders of approximately 83% of the public warrants issued in the Offering to amend aforementioned terms in the public warrants. The public warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. As a result, $1.2 million of the public warrant liabilities were reclassified as equity in the Company's statements of stockholders' equity (deficit) for the year ended December 31, 2024. In addition, the public warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.7 million in the Company's statements of operations and comprehensive loss for the year ended December 31, 2024.

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

In March 2024, the Company entered into warrant amendment agreements with holders of 100% of the private placement warrants issued in November 2023 and holders of 97% of the private placement warrants issued in the February 2024 SPA to amend the aforementioned terms in the private placement warrants. As a result, 354,693 of the November 2023 and February 2024 SPA private placement warrants, as amended, were no longer precluded from being considered indexed to the Company's stock in accordance with ASC 815. The Company reclassified $0.8 million of the amended private placement warrants, as equity, in the Company's statements of stockholders' equity/deficit for the year ended December 31, 2024, based on the guidance provided under ASC 815-40. The private placement warrants, as amended, were marked to fair value on the amendment date resulting in a gain on change in fair value of warrant liabilities of $0.36 million in the Company's statements of operations and comprehensive loss for the year ended December 31, 2024.

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

VACCINEX, INC.

Notes to Financial Statements

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

Call of Public Warrants and Private Placement Warrants

In August 2024, the Company called for cancellation the public warrants and the private placement warrants, pursuant to terms of the warrants permitting the Company to call the warrants for cancellation following the announcement of a statistically significant increase in FDG-PET signal in patients in the Company’s SIGNAL-AD trial of pepinemab for the treatment of Alzheimer’s disease. All the public warrants and private placement warrants not exercised pursuant to the Inducement Letter Agreements were thereafter canceled in September 2024. As of December 31, 2024, none of the private placement warrants or the public warrants were outstanding.

VACCINEX, INC.

Notes to Financial Statements

Inducement Transaction

On September 17, 2024, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with holders (the “Holders”) of existing warrants to purchase up to an aggregate of 1,067,492 shares of the Company’s common stock, par value $0.0001 per share, originally issued to the Holders between October 2023 and March 2024 as public warrants or private placement warrants (the “Existing Warrants”). Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $5.636 per share in consideration of the Company’s agreement to issue new unregistered common warrants (the “New Warrants”) to purchase up to 1,601,238 shares of common stock (the “New Warrant Shares”), which were issued and sold in a private placement at a price of $0.125 per New Warrant. Each New Warrant had an initial exercise price equal to $5.636 per share, was immediately exercisable, and expires September 18, 2029. Included in the exercise of the Existing Warrants were the public warrants issued in the Offering and the private placement warrants issued in the February 2024 SPA, which had not been reclassified to equity in March 2024. The Company revalued the Offering public warrants and the February 2024 SPA liability classified private placement warrants on September 17, 2024, resulting in a fair value of $0.1 million. The decrease in the fair value of the common stock warrant liability throughout the year resulted in an offsetting gain on common stock warrant liabilities in the Statements of Operations.

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

The gross proceeds to the Company from the exercise of the Existing Warrants and the sale of the New Warrants are approximately $6.2 million, prior to deducting financial advisory fees and estimated transaction expenses. The closing of the transactions contemplated by the Inducement Letter Agreements occurred in part on September 18, 2024, and in part on September 19, 2024.

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

As of December 31, 2024, all the ADDF warrants were outstanding.

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

VACCINEX, INC.

Notes to Financial Statements

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

As of December 31, 2024, all the February 2024 SPA pre-funded warrants and pre-funded shares in connection with the September 2024 inducement transaction were outstanding.

11.
COMMON STOCK RESERVED FOR ISSUANCE

Common stock has been reserved for the following potential future issuances:

	As of December 31, 2024	As of December 31, 2023
Shares underlying outstanding stock options	72,421	14,323
Shares available for future stock option grants	15,403	528
Shares underlying outstanding public warrants	-	685,714
Shares underlying outstanding private placement warrants	1,830,297	37,694
Shares underlying convertible preferred stock-if converted	225,225	-
Shares underlying outstanding pre-funded warrants	870,473	142,857
Total shares of common stock reserved	3,013,819	881,116

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

VACCINEX, INC.

Notes to Financial Statements

The Company initially reserved 2,024 shares of common stock for issuance, subject to certain adjustments, pursuant to awards under the 2018 Plan. Any shares of common stock related to awards outstanding under the 2011 Plan as of the effective date of the 2018 Plan, which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, will be added to, and included in, the number of shares of common stock available for grant under the 2018 Plan. In addition, (i) on May 9, 2024, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increased by 55,422 shares, which represented 4.5% of the total number of shares of common stock outstanding on March 22, 2024, and (ii) on each January 1st effective January 1, 2020, through January 1, 2024, and from January 1, 2025, and continuing until the expiration of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually by 2% and 3%, respectively, of the total number of issued and outstanding shares of the Company’s common stock as of December 31 of the preceding year or such lesser number as the Company’s board of directors may decide, which may be zero. Accordingly, on January 1, 2024, 17,849 additional shares of common stock became available for issuance under the 2018 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2023	8,285	$829.32	7.1	$4
Granted	6,535	84.81	9.3
Exercised	-	-	-
Forfeited	(188)	302.87
Expired	(309)	3,129.00
Balance as of December 31, 2023	14,323	$446.93	7.7	$-
Granted	73,906	5.75	9.6
Exercised	-	-	-	-
Forfeited	(15,784)	76.93
Expired	(24)	3,129.00
Balance as of December 31, 2024	72,421	$79.21	8.9	$-
Exercisable as of December 31, 2024	14,534	$327.70	7.4	$-

The weighted-average grant date fair value of stock options granted to employees and directors for the years ended December 31, 2024, and 2023 was $3.79 and $58.16 per share, respectively. The aggregate grant date fair value of stock options that vested during the years ended December 31, 2024, and 2023 was $453,057 and $511,673, respectively.

The intrinsic value of stock options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2024, and 2023. The intrinsic value of exercised stock options is the difference between the fair value of the underlying common stock and the exercise price as of the exercise date. The intrinsic value of outstanding and exercisable awards at December 31, 2024, was nil.

As of December 31, 2024, and 2023, total unrecognized compensation cost related to stock options granted to employees was $242,067 and $448,511, respectively, which is expected to be recognized over a weighted-average period of 1.54 and 2.16 years as of December 31, 2024, and 2023, respectively.

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

VACCINEX, INC.

Notes to Financial Statements

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

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	75%	75%
Risk-free interest rate	4.5%	3.9%
Expected dividend yield	-%	-%

Total stock-based compensation expense recognized in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$125	$184
General and administrative	216	290
Total stock-based compensation expense	$341	$474

VACCINEX, INC.

Notes to Financial Statements

13.
INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2024, and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of December 31, 2024.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.3	5.7
Research and development credit, net	4.5	5.7
Non-deductible items and others	0.4	0.7
Change in valuation allowance	(31.2)	(33.1)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following as of December 31, 2024, and 2023 (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$82,343	$78,525
Research and development tax credits	24,634	23,809
Research and development expenses	7,801	6,529
Reserves and accruals	76	46
Other	633	607
Total deferred tax assets	115,487	109,516
Less: valuation allowance	(115,487)	(109,516)
Net deferred tax assets	-	-
Deferred tax liability:
Net deferred tax assets and liability	$-	$-

The Company’s valuation allowance increased by $6.0 million and by $6.6 million for the years ended December 31, 2024, and 2023, respectively, in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2024, and 2023. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance and the realization of the Company’s deferred tax assets.

As of December 31, 2024, the Company had federal and state operating loss carryforwards of $312.7 million and $324.9 million, which begin to expire in the years ending December 31, 2024, and 2034, respectively. The Company had federal research and development tax credit carryforwards of $24.6 million as of December 31, 2024. This credit began expiring in the year ending December 31, 2021.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the IRC), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. state jurisdictions. The tax years from January 1, 2021, to December 31, 2024, remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

VACCINEX, INC.

Notes to Financial Statements

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2024, and 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

14.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023

Options to purchase common stock	59,051	891
Public warrants to purchase common stock	480,745	165,839
If-converted common shares from convertible preferred stock	171,394	-
Private placement warrants to purchase common stock	1,059,857	6,043

15.
EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 31, 2024, and 2023, the Company has not elected to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.

16. RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company leases its facility from 1895 Management, Ltd., a New York corporation controlled by an entity affiliated with the Company’s chairman and major stockholder of the Company. Rent expense incurred under this operating lease was $181,000 for each of the years ended December 31, 2024, and 2023.

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

VACCINEX, INC.

Notes to Financial Statements

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

On November 13, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company issued and sold 76,909 shares of its common stock and prefunded warrants to purchase up to 584,646 shares of common stock at a combined price of $3.25 per share for aggregate gross proceeds of $2.15 million. Vaccinex (Rochester) L.L.C. and FCMI purchased shares of the Company's common stock while FCMI purchased the prefunded warrants in this transaction.

Vaccinex (Rochester), L.L.C. has contributed $0.6 million to fund operations in 2025.

VACCINEX, INC.

Notes to Financial Statements

17.
SEGMENT INFORMATION

The Company operates and manages its business as one operating and reportable segment, which is the discovery and development of targeted biotherapeutics to treat serious diseases and conditions with unmet medical needs. The Company’s chief operating decision maker ("CODM") is its President and Chief Executive Officer. The Company's measure of segment profit or loss is net income. For purposes of allocating resources and evaluating financial performance, the CODM reviews the financial information and evaluates net income or loss against comparable prior periods and the Company's forecast. The measure of segment assets is reported on the balance sheet as total assets. As of December 31, 2024, and 2023, all long-lived assets are located in the United States.

In addition to the significant expense categories included within net loss on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Year Ended December 31,
	2024	2023
	(in thousands)	(in thousands)
Clinical trial costs	$6,081	$9,834
Wages, benefits, and related costs	4,423	4,774
Preclinical supplies and equipment depreciation	1,516	1,448
Consulting, non-clinical trial services, and other	525	517
Total research and development expenses	$12,545	$16,574

VACCINEX, INC.

Notes to Financial Statements

18.
RESTATEMENT

Subsequent to the issuance of the Company's 2023 financial statements, the Company's management determined that the statement of cash flows did not appropriately present cash used in operating activities and cash provided by financing activities. Specifically, within operating activities, the Company did not appropriately present fair value adjustments related to warrant instruments. Within financing activities, the Company omitted proceeds associated with the issuance of warrant instruments that were liability-classified as of December 31, 2023. As a result, the 2023 statement of cash flows has been restated from the amounts previously reported.

The table below summarizes the effects of the restatement by financial-statement line item affected.

	For the year ended December 31, 2023
	Previously Reported	Adjustments	As Restated
	(in thousands)
Change in fair value of warrant liability	$2,106	$(4,212)	$(2,106)
Loss on warrant issuance	$-	$67	$67
Net cash used in operating activities	$(17,234)	$(4,145)	$(21,379)
Proceeds from issuance of liability classified warrants in private placement offerings	$-	$4,391	$4,391
Proceeds from private offering of common stock	$7,547	$(245)	$7,302
Net cash provided by financing activities	$12,445	$4,145	$16,590